Form 10QSB
period 2001-03-31
BALSAM VENTURES INC
filed 2001-05-17
CIK 1103092

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

[ ]  Transition Report pursuant to 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period              to
                              -------------    -------------

     Commission File Number   000-32011
                              ---------


                           BALSAM VENTURES, INC.
                --------------------------------------------
                   (Exact name of small Business Issuer as
                        specified in its charter)

            NEVADA                                52-2219056
-------------------------------                   ---------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)


SUITE 12, 5880 HAMPTON PLACE
VANCOUVER, BRITISH COLUMBIA, CANADA               V6T 2E9
-----------------------------------               ---------------------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   (604) 222-2657
                                                  ---------------------

                          NOT APPLICABLE
         -----------------------------------------------
         (Former name, former address and former fiscal three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days [  ] Yes    [ X ]
No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
10,100,000 shares of common stock, $0.001 par value outstanding as of May 10, 2001.

                  PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.
 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                       BALSAM VENTURES INC.
                 (A Development Stage Company)

                        BALANCE SHEET
                         (Unaudited)
                  (Stated in U.S. Dollars)
--------------------------------------------------------------------------
                                             MARCH 31          DECEMBER 31
                                               2001                2000
--------------------------------------------------------------------------
ASSETS

Current
 Cash                                      $     36,999      $     38,600
Software Development Costs                        3,000             3,000
                                           -------------------------------
                                           $     39,999      $     41,600
==========================================================================
LIABILITIES
 Current
   Accounts payable                        $      1,203      $        868
                                           -------------------------------
SHAREHOLDER'S EQUITY
 Share Capital
 Authorized:
   100,000,000 common shares, par value
   with $0.001 per share

  Issued and Outstanding:
   10,100,000 common shares                      10,100            10,100
  Additional paid in capital                     64,900            64,900

Deficit Accumulated During The
  Development Stage                             (36,204)          (34,268)
                                           -------------------------------
                                                 38,796            40,732
                                           -------------------------------
                                           $     39,999      $     41,600
==========================================================================

                       BALSAM VENTURES INC.
                (A Development Stage Company)

                 STATEMENT OF LOSS AND DEFICIT
                         (Unaudited)
                   (Stated in U.S. Dollars)
--------------------------------------------------------------------------
                                                                INCEPTION
                                                                AUGUST 17
                                    THREE MONTHS ENDED          1999 TO
                                        MARCH 31                MARCH 31
                                    2001          2000          2001
--------------------------------------------------------------------------
Expenses
 Consulting services              $       -      $      -       $     100
 Domain registration                      -             -              70
 Professional fees                    1,607        10,652          33,148
 Office and sundry                      329            22           1,376
 Stock Transfer Services                  -         1,065           1,510
                           ----------------------------------------------
    Net Loss For The Period           1,936        11,739       $  36,204
                                                                =========

Deficit Accumulated During The
 Development Stage, Beginning
 Of Period                           34,268         2,926
                           -------------------------------
Deficit Accumulated During The
 Development Stage, End Of
 Period                           $  36,204     $  14,665
==========================================================
Net Loss Per Share                $    0.01     $    0.01
==========================================================
Weighted Average Number Of
Shares Outstanding
                                 10,100,000    10,100,000
==========================================================

                     BALSAM VENTURES INC.
                 (A Development Stage Company)

                   STATEMENT OF CASH FLOWS
                        (Unaudited)
                  (Stated in U.S. Dollars)
--------------------------------------------------------------------------
   INCEPTION
                                                                AUGUST 17
                                    THREE MONTHS ENDED          1999 TO
                                        MARCH 31                MARCH 31
                                    2001          2000          2001
-------------------------------------------------------------------------
Cash Flows From Operating Activities
Net loss for the period           $  (1,936)    $ (11,739)      $ (14,665)

Adjustments To Reconcile Net Loss To
 Net Cash Used By Operating
 Activities
  Change in accounts payable            335         3,091           4,389
                                  ---------------------------------------
                                     (1,601)       (8,648)        (10,276)
                                  ---------------------------------------
Cash Flows From Investing Activity

Software development costs                -        (1,000)         (1,000)
                                  ---------------------------------------
Cash Flow From Financing Activities
 Share capital                            -             -          75,000
 Subscriptions receivable                 -         2,500               -
                                  ---------------------------------------
                                          -         2,500          75,000
                                  ---------------------------------------
Increase (Decrease) In Cash          (1,601)       (7,148)         63,724

Cash, Beginning Of Period            38,600        70,872               -
                                  ---------------------------------------

Cash, End Of Period               $  36,999     $  63,724       $  63,724
=========================================================================

                       BALSAM VENTURES INC.
                  (A Development Stage Company)

               STATEMENT OF STOCKHOLDERS' EQUITY

                         MARCH 31, 2001
                           (Unaudited)
                    (Stated in U.S. Dollars)




                     COMMON STOCK
            -------------------------------
                                 Additional  Share
                                 Paid-In     Subscriptions
             Shares    Amount    Capital     Receivable    Deficit    Total
            -----------------------------------------------------------------
Shares
issued
for cash
at $0.001   5,000,000  $  5,000  $      -    $      -      $      -  $ 5,000

Shares
issued
for cash
at $0.01    5,000,000     5,000    45,000           -             -   50,000

Shares issued
for cash
at $0.20      100,000       100    19,900           -             -   20,000

Subscriptions
receivable          -         -         -      (2,500)            -   (2,500)

Net loss for
the period          -         -         -           -        (2,926)  (2,926)
            -----------------------------------------------------------------
Balance,
December 31,
1999       10,100,000    10,100    64,900      (2,500)       (2,926)  69,574

Subscriptions
receivable          -         -         -       2,500             -    2,500

Net loss for
the period          -         -         -           -       (31,342) (31,342)
            -----------------------------------------------------------------
Balance,
December 31,
2000       10,100,000    10,100    64,900           -       (34,268)  40,732


Net loss for
the period          -         -         -           -        (1,936)  (1,936)
            -----------------------------------------------------------------
Balance,
March 31,
2001       10,100,000  $ 10,100 $  64,900    $      -      $(36,204)  $38,796
            =================================================================

                       BALSAM VENTURES INC.
                 (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 2001
                           (Unaudited)
                    (Stated in U.S. Dollars)



1.  BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with December 31, 2000 audited financial statements and notes thereto.


2.  NATURE OF OPERATIONS

a)  Organization

The Company was incorporated in the State of Nevada, U.S.A. on August 17, 1999.

b)  Development Stage Activities

The Company plans to launch a free information Website to assist and attract the people wanting information on immigration to the USA. The Company plans to use the Website to earn income from companies who are prepared to pay to have Web advertising in the form of a button or banners on the Website selling their products or services. The Company plans to solicit advertisers who are targeting sales of their products and services at people using the Company's website.


3.  SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                      BALSAM VENTURES INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001
                          (Unaudited)
                    (Stated in U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)  Development Stage Company

The Company is a developed stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

b)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)  Software Development Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation the asset will be amortized to expense over its estimated useful life of three years using the straight line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

d)  Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

e)  Financial Instruments

The Company's financial instruments consist of cash and accounts payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

                      BALSAM VENTURES INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001
                          (Unaudited)
                    (Stated in U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)  Net Loss Per Share

Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.


4.  NEW ACCOUNTING STANDARDS

a) Effective December 15, 1995, Statement of Financial Accounting Standards No. 123 ("SFAS-123") "Accounting for Stock-based Compensation" was adopted for United States GAAP purposes. SFAS-123 enables a company to elect to adopt a fair value methodology for accounting for stock based compensation. The exercise price of the Company's stock options is equal to the fair value of the underlying stock. The Company does not expect to elect to adopt the fair value methodology, although the pro forma results of operations and earnings per share determined as if the fair value methodology had been applied will be disclosed as required under SFAS-123 in future years.

b) In March, 1995, Statement of Financial Accounting Standards No. 121 (SFAS-121) "Accounting for Impairment of long-lived assets and for long-lived assets to be disposed of" was issued.
Certain long-lived assets held by the Company must be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognized in the period it is determined. The Company has adopted these standards. There was no material effect on its financial position or results of operations of the Company from its adoption.

Item 2.  Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Our business plan is to develop and market a free immigration information service on the Internet from our "www.usacitizenship.net" web site. We will design our web site to provide information on the process of immigrating to the United States from foreign countries. Our target users will be persons who are citizens of foreign countries seeking to work in or immigrate to the United States. Our objective is to become a leading web site for information on the process of immigrating into the United States.

We acquired our "www.usacitizenship.net" domain name through the domain name registration process in October 1999 at a cost of $70. The website is currently under development and is thus not operational at this time. Once development of our web site is complete, we plan to sell advertising. We plan to solicit advertisers whose target market includes the users of our web site.

Our web site is still in a conceptual stage of development and will require substantial development before we are able to operate it on a commercial basis. Accordingly, our business operations are in a start-up phase and we have not earned any revenues to date.

PLAN OF OPERATIONS

Our plan of operations for the twelve months is to complete the following objectives within the time period specified, subject to our obtaining financing for the development and marketing of our web site:

(1) Complete development of the web site. We anticipate that this development will be completed by September 2001. We anticipate that the cost of this development will be approximately $5,000.

(2) Complete research of information on immigration into the United States for posting on our web site. We anticipate that this research will be completed by August 2001.

     We anticipate that the costs of this development expense will be approximately $5,000.

(3) We plan to undertake an advertising and marketing campaign once the development of our web site is complete. We anticipate that the cost of these marketing expenses will be approximately $10,000.

(4) We anticipate spending approximately $12,000 on ongoing operating and administrative expenses. We anticipate that our monthly operating costs of our Web site will be approximately $1,000 per month. We also anticipate spending approximately $500 per month on maintaining the accuracy of the immigration information on our web site.

RESULTS OF OPERATIONS

We did not earn any revenues during the period ending March 31, 2001. We do not anticipate earning revenues until such time as the development of our web site is completed and we commence sales of advertising. We are presently in the development stage and we can provide no assurance that we will be successful in completing development of our web site or earning revenues from our web site once development is complete.

We incurred operating expenses in the amount of $1,936 for the three months ended March 31, 2001. These operating expenses were comprised primarily of professional fees in the amount of $1,607. We also incurred office and sundry expenses in the amount of $329 during this period.

We incurred a loss of $1,936 for the three months ended March 31, 2001. Our net loss was attributable entirely to our operating expenses.

FINANCIAL CONDITION

Liquidity and Financial Condition

We had cash of $36,999 as of March 31, 2001 and had working capital of $35,796 as of March 31, 2001.

Plan of Operations

We anticipate that we will be spending approximately $32,000 over the next twelve month period pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $10,000 will be spent on our plan of operations in the next six months.

We anticipate that our present cash reserves are sufficient for us to carry out our plan of operations without additional financing for approximately twelve months. We anticipate that we may require additional financing in order to pursue our business plan if: (a) the costs of implementing our business plan are greater than anticipated; or (b) we are unsuccessful in earning sufficient revenues after commencement of operations in order to sustain continued operations. We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our business plan.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

We anticipate continuing operating losses in the foreseeable future. We base this expectation in part on the fact that we will incur substantial operating expenses in completing our stated plan of operations before we will have the opportunity to earn revenues. Our future financial results are also uncertain due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

(1) our ability to develop a commercially marketable Internet web site with information and features sought by Internet users desiring information on immigration to the United States;
(2) our ability to successfully market our web site to our potential users;
(3) our ability to successfully market our web site to advertisers who are prepared to pay for advertising on our site;
(4)  the introduction of competing web sites and services.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Form 10-QSB and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If We Are Not Successful in Earning Revenues or If Our Development and Marketing Costs Are Greater Than Anticipated, We Will Require
Additional Financing Which May Not Be Available To Us

We had cash in the amount of $36,999 as of March 31, 2001. Our business plan calls for significant expenses in connection with the development and marketing of our web site. In addition, we anticipate that revenues from operations will not be realized until sometime after the development of our web site is complete. While we have sufficient cash to complete our business plan over the next twelve months, we may require additional financing in order to complete development and marketing of our business if the costs of the development and marketing of our web site are greater than anticipated. In addition, we may require additional financing to sustain our business operations if we are not successful in earning revenues once development and marketing of our web site is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because We Have Only Recently Commenced Business Operations, We
Face A High Risk of Business Failure

We were incorporated in August 1999. We acquired our domain name for our web site in October 1999. We are presently in the process of starting development of our web site. We have not yet earned any revenues. Accordingly, we have no operating history for investors to evaluate our business. An investor should consider the risks, expenses and uncertainties that an early stage company like ours faces. These risks include our ability to:

(1) develop a functioning and marketable web site focused on United States immigration information;
(2)  attract users to our web site once development is complete;
(3) successfully market our web site to advertisers once development is complete;
(4)  respond effectively to competitive pressures;
(5) continue to develop and upgrade our web site once development is complete.

If we are unsuccessful in addressing these risks, our business will most likely fail.

Because We Have Only Recently Commenced Business Operations, We
Expect to Incur Operating Losses For The Foreseeable Future

We have never been profitable. As of March 31, 2001, we had an accumulated deficit of approximately $36,204. Prior to completion of our web site, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future and recognize that if we are unable to generate significant revenues from the sale of advertising on our web site, we will not be able to achieve profitability or continue operations.

If The Internet Is Not Widely Accepted As A Medium For Advertising And Commerce, Our Business May Fail

We expect to derive the majority of our revenue from Internet advertising. Internet advertising constitutes a new and rapidly evolving market. If the Internet is not accepted as a medium for advertising, then we may not be able to generate revenues and our business may fail.

If The Audience Targeted By Our Web Site Does Not Prove Desirable
To Potential Advertisers, Our Business May Fail

Companies may choose not to advertise on our web site if they perceive that our audience demographic is not desirable for their products or that advertising on our web site is not effective for their sales. Factors which will affect our ability to attract advertisers include our ability to develop a desirable audience demographic for our web site, the attractiveness of our audience demographic to web site advertisers and the presence of alternative web sites that offer competition to advertising on our web site.
If we are not successful in entering into agreements with advertisers for advertising on our web site, then we may not be able to generate revenues and our business may fail.

If We Are Unable To Develop A Marketable Web Site, Then Our
Business Will Fail

Our web site is in its development stage. If we are unable to develop an operating web site that is capable of attracting users and convincing advertisers to pay for advertising, then we will not be able to generate revenues. If we fail to earn revenues which exceed our operating costs upon the completion and subsequent marketing of our web site, our business will most likely fail.

If We Are Unable To Hire And Retain Key Personnel, We May Not Be
Able To Implement Our Business Plan And Our Business Will Fail

Our success will be largely dependent on our ability to hire highly qualified computer programmers, sales and technical personnel who can develop the web site. These individuals are in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed would have a significant negative effect on our business.

If We Are Not Able To Effectively Respond To Competitors, Our
Business May Fail

There are other companies who provide information similar to what we propose to offer on our proposed web site. Competition for customers is likely to be intense and is expected to increase significantly in the future because of the growth of the Internet. Increased competition could result in:

(1)  lower than projected usage of our web site;
(2) our inability to attract advertisers who are prepared to pay for advertising;
(3) decreased advertising rates that advertisers are prepared to pay;
(4) our inability to develop a web site with features and usability sought by potential customers.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing web sites or traditional media products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

If the Legal and Regulatory Environment of the Internet Changes, then the Growth of the Internet Could be Significantly Slowed and Our Business Will Be Negatively Effected

To date, governmental regulations have not materially restricted use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from operating or marketing our web site. The growth of the Internet may also be significantly slowed. This could delay growth in potential demand for our web site information and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws which could impede growth of usage of the Internet may be applied to the Internet that have not as yet been applied. New and existing laws may cover issues that include:

(1)  sales and other taxes;
(2)  user privacy;
(3)  pricing controls;
(4)  characteristics and quality of products and services;
(5)  consumer protection;
(6)  cross-border commerce;
(7)  libel and defamation;
(8)  copyright, trademark and patent infringement; and
(9)  other claims based on the nature and content of Internet materials.

These new laws may impede the growth in usage of the Internet. If the growth of the Internet and usage of the Internet is slowed, then our ability to generate advertising revenues may be adversely impacted with the result that our financial condition will be harmed.

If We Are Required To Qualify To Do Business In Multiple
Jurisdictions, Our Business May Be Harmed

Because we may sell advertising for our web site in a number of states and foreign countries, we may be subject to the laws and the court systems of multiple jurisdictions. Such jurisdictions may claim that we are required to qualify to do business as a foreign company. This process of qualifying to do business can be costly and time consuming and will generally have a negative effect on our ability to show a profit from operations. Failure to qualify as a foreign company in a jurisdiction where required to do so could subject us to taxes and penalties.

Because We Will Provide Information To Users on Our Site, We May Be Subject To Legal Claims Based On Inaccurate Information

If we are successful in developing and marketing our web site, we may become subject to claims from our users based on allegations of inaccurate or incomplete information regarding the immigration process. Users who have relied on the immigration information on our website may claim that the information is inaccurate or incomplete and then may claim damages and commence legal actions
against us to enforce their claims.   Although we plan to carry
general liability insurance when we commence marketing our web site, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have an adverse effect on our business, financial condition and results of operations. In addition, we can provide no assurance that we will be able to obtain general liability insurance coverage for our business.

Because our President, Mr. Robert Smith, Owns 49.5% Of Our
Outstanding Common Stock, Investors May Find That Future Corporate Decisions Are Controlled By Mr. Smith Who May Use This Control to
Advance his Own Interests at the Expense of Other Stockholders.

Mr. Robert S. Smith, our sole director and President, owns approximately 49.5% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Smith may differ from the interests of the other stockholders. Factors which could cause the interests of Mr. Smith to differ from the interest of other stockholders include the impact of a corporate transaction on the business time required to be devoted by Mr. Smith to our business and the ability of Mr. Smith to continue to manage our business in the absence of the anticipated corporate transaction.

Mr. Smith presently works up to fifteen days a month as a professional airline pilot. While Mr. Smith presently possesses adequate time every month to attend to the interests of Balsam, it is possible that the demands of Mr. Smith's principal employment as a pilot could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Smith may not possess sufficient time for devotion to our business if the demands of managing our business increase substantially beyond current levels. Competing demands on Mr. Smith's business time may cause Mr. Smith to have differing interests in approving significant corporate transactions than other stockholders.

If A Market For Our Common Stock Does Develop, Our Stock Price May
Be Volatile.

There is currently no market for our common stock and we can provide no assurance that a market will develop. If a market develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or anticipated variations in our results of operations;
(2)  our ability or inability to generate new revenues;
(3)  increased competition; and
(4) conditions and trends in the Internet and electronic commerce industries.

Further, if our common stock is traded on the Nasdaq over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating
performance.   The trading prices of many technology companies'
stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

We can provide no assurance that our common stock will be traded on the Bulletin Board.

If Our Stock Price Drops Significantly, We May Become Subject To
Securities Litigation That Would Result In A Harmful Diversion Of
Our Resources

In the past, following periods of volatility in the market price of a particular company's stock, securities class action litigation has been brought against that company. Any litigation arising from the volatility in the price of our common stock could have a adverse effect upon our business, financial condition and results of operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  None

Item 2. Changes in Securities

  None

Item 3. Defaults upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS

  None

REPORTS ON FORM 8-K

  None

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

BALSAM VENTURES, INC.

Date:   May 15, 2001


By: /s/ Robert Smith
    --------------------
    ROBERT SMITH,
    President, Secretary and Treasurer