Form 10QSB
period 2001-06-30
BALSAM VENTURES INC
filed 2001-08-13
CIK 1103092

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

[ ]  Transition Report pursuant to 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period                 to


     Commission File Number          000-32011
                                     ---------

                     BALSAM VENTURES, INC.

  (Exact name of small Business Issuer as specified in its charter)

     NEVADA                          52-2219056
-----------------------------        --------------------------------
State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)

SUITE 12, 5880 HAMPTON PLACE
VANCOUVER, BRITISH COLUMBIA,
CANADA                               V6T 2E9
-----------------------------        ----------
(Address of principal executive      (Zip Code)
offices)

Issuer's telephone number,
including area code:                 (604) 222-2657

                        NOT APPLICABLE
    -------------------------------------------------------
    (Former name, former address and former fiscal June 30,
                 if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days    [X] Yes  [  ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
10,100,000 shares of common stock, $0.001 par value outstanding as of August 10, 2001.

              PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                     BALSAM VENTURES INC.
                (A Development Stage Company)


                    FINANCIAL STATEMENTS


                       JUNE 30, 2001
                        (Unaudited)
                   (Stated in U.S Dollars)

                   BALSAM VENTURES INC.
              (A Development Stage Company)

                     BALANCE SHEET
                     (Unaudited)
                (Stated in U.S. Dollars)

--------------------------------------------------------------------------
                                                     JUNE 30    DECEMBER 31
                                                       2001        2000
--------------------------------------------------------------------------
ASSETS

Current
  Cash                                              $ 31,388    $ 38,600

Software Development Costs                             3,000       3,000
                                                    ----------------------
                                                    $ 34,388    $ 41,600
==========================================================================

LIABILITIES

Current
  Accounts payable                                  $  3,597    $    868
                                                    ----------------------

SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares, par value
     with $0.001 per share


  Issued and Outstanding:
    10,100,000 common shares                          10,100      10,100


  Additional paid in capital                          64,900      64,900

Deficit Accumulated During The Development Stage     (44,209)    (34,268)
                                                    ----------------------

                                                      30,791      40,732
                                                    ----------------------
                                                    $ 34,388    $ 41,600
==========================================================================

                   BALSAM VENTURES INC.
              (A Development Stage Company)

              STATEMENT OF LOSS AND DEFICIT
                     (Unaudited)
              (Stated in U.S. Dollars)


-----------------------------------------------------------------------------
                             THREE     SIX      THREE    SIX       INCEPTION
                             MONTHS    MONTHS   MONTHS   MONTHS    AUGUST 17
                             ENDED     ENDED    ENDED    ENDED     1999 TO
                             JUNE 30   JUNE 30  JUNE 30  JUNE 30   JUNE 30
                             2001      2001     2000     2000      2001
-----------------------------------------------------------------------------

Expenses
  Consulting services       $     -   $     -   $     -   $     -   $   100
  Domain registration             -         -         -         -        70
  Professional fees           7,800     9,407     6,132    16,784    40,948
  Office and sundry             205       534        91       113     1,581
  Stock Transfer Services         -         -         -     1,065     1,510
                         ----------------------------------------------------
Net Loss For The Period       8,005     9,941     6,223    17,962   $44,209


Deficit Accumulated
  During The
  Development Stage,
  Beginning Of Period        36,204    34,268    14,665     2,926
                         ------------------------------------------

Deficit Accumulated
  During The
  Development Stage,
  End Of Period             $44,209   $44,209   $20,888   $20,888
===================================================================

Net Loss Per Share          $  0.01   $  0.01   $  0.01   $  0.01
===================================================================

Weighted Average
  Number Of Shares
  Outstanding            10,100,000 10,100,000 10,100,000 10,100,000
===================================================================

                      BALSAM VENTURES INC.
                (A Development Stage Company)

                  STATEMENT OF CASH FLOWS
                      (Unaudited)
                (Stated in U.S. Dollars)


-----------------------------------------------------------------------------
                             THREE     SIX      THREE    SIX       INCEPTION
                             MONTHS    MONTHS   MONTHS   MONTHS    AUGUST 17
                             ENDED     ENDED    ENDED    ENDED     1999 TO
                             JUNE 30   JUNE 30  JUNE 30  JUNE 30   JUNE 30
                             2001      2001     2000     2000      2001
-----------------------------------------------------------------------------
Cash Flows From Operating
 Activities
   Net loss for
   the period               $(8,005)  $(9,941)  $(6,223)  $(17,962) $(44,209)

Adjustments To Reconcile
   Net Loss To Net Cash
   Used By Operating
   Activities
    Change in accounts
    payable                   2,394     2,729     1,723     4,814     3,597
                            -----------------------------------------------
                             (5,611)   (7,212)   (4,500)  (13,148)  (40,612)
                            -----------------------------------------------
Cash Flows From Investing
 Activity
   Software development
   costs                          -         -    (2,000)   (3,000)   (3,000)
                            -----------------------------------------------
Cash Flow From Financing
 Activities
   Share capital                  -         -         -         -    75,000
   Subscriptions receivable       -         -         -     2,500         -
                            -----------------------------------------------
                                  -         -         -     2,500    75,000
                            -----------------------------------------------
Increase (Decrease) In Cash  (5,611)   (7,212)   (6,500)  (13,648)   31,388

Cash, Beginning Of Period    36,999    38,600    63,724    70,872         -
                            -----------------------------------------------
Cash, End Of Period         $31,388   $31,388   $57,224   $57,224   $31,388
===========================================================================

                      BALSAM VENTURES INC.
               (A Development Stage Company)

             STATEMENT OF STOCKHOLDERS' EQUITY

                       JUNE 30, 2001
                        (Unaudited)
                 (Stated in U.S. Dollars)
            -------------------------------
                                 Additional  Share
                                 Paid-In     Subscriptions
             Shares    Amount    Capital     Receivable    Deficit    Total
          -------------------------------------------------------------------
Shares
 issued
 for cash
 at
 $0.001    5,000,000  $ 5,000   $       -    $       -    $       -   $ 5,000

Shares
 issued
 for cash
 at
 $0.01     5,000,000    5,000      45,000            -            -    50,000

Shares
 issued
 for cash
 at
 $0.20       100,000      100      19,900            -            -   20,000

Subscriptions
 receivable        -        -           -       (2,500)           -   (2,500)

Net loss
 for the
 period            -        -           -            -       (2,926)  (2,926)
          -------------------------------------------------------------------
Balance,
 December
 31,
 1999     10,100,000   10,100      64,900       (2,500)      (2,926)  69,574

Subscriptions
 receivable        -        -           -        2,500            -    2,500

Net loss
 for the
 period            -        -           -            -      (31,342) (31,342)
         --------------------------------------------------------------------

Balance,
 December
 31,
 2000     10,100,000   10,100     64,900             -      (34,268)  40,732

Net loss for the
period             -        -          -             -       (1,936)  (1,936)
         --------------------------------------------------------------------

Balance,
 March
 31,
 2001     10,100,000   10,100     64,900             -      (36,204)  38,796

Net loss
 for the
 period            -        -          -             -       (8,005)  (8,005)

         --------------------------------------------------------------------

Balance,
 June
 30,
 2001     10,100,000  $10,100    $64,900         $   -      $(44,209)$30,791
          ===================================================================

                       BALSAM VENTURES INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

                         JUNE 30, 2001
                         (Unaudited)
                   (Stated in U.S. Dollars)



1.  BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with December 31, 2000 audited financial statements and notes thereto.


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

    The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                      BALSAM VENTURES INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 2001
                        (Unaudited)
                   (Stated in U.S. Dollars)



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

                      BALSAM VENTURES INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 2001
                         (Unaudited)
                  (Stated in U.S. Dollars)


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

RESULTS OF OPERATIONS

We did not earn any revenues during the period ending June 30, 2001. We do not anticipate earning revenues until such time as the development of our web site is completed and we commence sales of advertising. We are presently in the development stage and we can provide no assurance that we will be successful in completing development of our web site or earning revenues from our web site once development is complete.

We incurred operating expenses in the amount of $9,941 for the six months ended June 30, 2001, compared to operating expenses in the amount of $17,962 for the six months ended June 30, 2000. These operating expenses were comprised primarily of professional fees in the amount of $9,407. We also incurred office and sundry expenses in the amount of $534 during this period.

We incurred a loss of $9,941 for the six months ended June 30, 2001. Our net loss was attributable entirely to our operating expenses.

FINANCIAL CONDITION

Liquidity and Financial Condition

We had cash of $31,388 as of June 30, 2001 and had working capital of $27,791 as of June 30, 2001.

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

If We Are Not Successful in Earning Revenues or If Our Development and Marketing Costs Are Greater Than Anticipated, We Will Require Additional Financing Which May Not Be Available To Us
------------------------------------------------------------------
We had cash in the amount of $31,388 as of June 30, 2001. Our business plan calls for significant expenses in connection with the development and marketing of our web site. In addition, we anticipate that revenues from operations will not be realized until sometime after the development of our web site is complete. While we have sufficient cash to complete our business plan over the next twelve months, we may require additional financing in order to complete development and marketing of our business if the costs of the development and marketing of our web site are greater than anticipated. In addition, we may require additional financing to sustain our business operations if we are not successful in earning revenues once development and marketing of our web site is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because We Have Only Recently Commenced Business Operations, We Face A High Risk of Business Failure
----------------------------------------------------------------
We were incorporated in August 1999. We acquired our domain name for our web site in October 1999. We are presently in the process of starting development of our web site. We have not yet earned any revenues. Accordingly, we have no operating history for investors to evaluate our business. An investor should consider the risks, expenses and uncertainties that an early stage company like ours faces. These risks include our ability to:

    (1) develop a functioning and marketable web site focused on United States immigration information;
    (2)  attract users to our web site once development is complete;
    (3) successfully market our web site to advertisers once development is complete;
    (4)  respond effectively to competitive pressures;
    (5) continue to develop and upgrade our web site once development is complete.

If we are unsuccessful in addressing these risks, our business will most likely fail.
-------------------------------------------------------------------
Because We Have Only Recently Commenced Business Operations, We
Expect to Incur Operating Losses For The Foreseeable Future

We have never been profitable. As of June 30, 2001, we had an accumulated deficit of approximately $44,209. Prior to completion of our web site, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future and recognize that if we are unable to generate significant revenues from the sale of advertising on our web site, we will not be able to achieve profitability or continue operations.

If The Internet Is Not Widely Accepted As A Medium For Advertising And Commerce, Our Business May Fail
------------------------------------------------------------------
We expect to derive the majority of our revenue from Internet advertising. Internet advertising constitutes a new and rapidly evolving market. If the Internet is not accepted as a medium for advertising, then we may not be able to generate revenues and our business may fail.

If The Audience Targeted By Our Web Site Does Not Prove Desirable To Potential Advertisers, Our Business May Fail
------------------------------------------------------------------
Companies may choose not to advertise on our web site if they perceive that our audience demographic is not desirable for their products or that advertising on our web site is not effective for their sales. Factors which will affect our ability to attract advertisers include our ability to develop a desirable audience demographic for our web site, the attractiveness of our audience demographic to web site advertisers and the presence of alternative web sites that offer competition to advertising on our web site.
If we are not successful in entering into agreements with advertisers for advertising on our web site, then we may not be able to generate revenues and our business may fail.

If We Are Unable To Develop A Marketable Web Site, Then Our
Business Will Fail
-----------------------------------------------------------------
Our web site is in its development stage. If we are unable to develop an operating web site that is capable of attracting users and convincing advertisers to pay for advertising, then we will not be able to generate revenues. If we fail to earn revenues which exceed our operating costs upon the completion and subsequent marketing of our web site, our business will most likely fail.

If We Are Unable To Hire And Retain Key Personnel, We May Not Be Able To Implement Our Business Plan And Our Business Will Fail
-------------------------------------------------------------------
Our success will be largely dependent on our ability to hire highly qualified computer programmers, sales and technical personnel who can develop the web site. These individuals are in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed would have a significant negative effect on our business.

If We Are Not Able To Effectively Respond To Competitors, Our
Business May Fail
-------------------------------------------------------------------
There are other companies who provide information similar to what we propose to offer on our proposed web site. Competition for customers is likely to be intense and is expected to increase significantly in the future because of the growth of the Internet. Increased competition could result in:

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

If the Legal and Regulatory Environment of the Internet Changes, then the Growth of the Internet Could be Significantly Slowed and Our Business Will Be Negatively Effected
--------------------------------------------------------------------
To date, governmental regulations have not materially restricted use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from operating or marketing our web site. The growth of the Internet may also be significantly slowed. This could delay growth in potential demand for our web site information and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws which could impede growth of usage of the Internet may be applied to the Internet that have not as yet been applied. New and existing laws may cover issues that include:

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

If We Are Required To Qualify To Do Business In Multiple Jurisdictions, Our Business May Be Harmed
-------------------------------------------------------------------
Because we may sell advertising for our web site in a number of states and foreign countries, we may be subject to the laws and the court systems of multiple jurisdictions. Such jurisdictions may claim that we are required to qualify to do business as a foreign company. This process of qualifying to do business can be costly and time consuming and will generally have a negative effect on our ability to show a profit from operations. Failure to qualify as a foreign company in a jurisdiction where required to do so could subject us to taxes and penalties.

Because We Will Provide Information To Users on Our Site, We May Be Subject To Legal Claims Based On Inaccurate Information
-------------------------------------------------------------------
If we are successful in developing and marketing our web site, we may become subject to claims from our users based on allegations of inaccurate or incomplete information regarding the immigration process. Users who have relied on the immigration information on our website may claim that the information is inaccurate or incomplete and then may claim damages and commence legal actions
against us to enforce their claims.   Although we plan to carry
general liability insurance when we commence marketing our web site, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have an adverse effect on our business, financial condition and results of operations. In addition, we can provide no assurance that we will be able to obtain general liability insurance coverage for our business.

Because our President, Mr. Robert Smith, Owns 49.5% Of Our Outstanding Common Stock, Investors May Find That Future Corporate Decisions Are Controlled By Mr. Smith Who May Use This Control to Advance his Own Interests at the Expense of Other Stockholders.
------------------------------------------------------------------
Mr. Robert S. Smith, our sole director and President, owns approximately 49.5% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Smith may differ from the interests of the other stockholders. Factors which could cause the interests of Mr. Smith to differ from the interest of other stockholders include the impact of a corporate transaction on the business time required to be devoted by Mr. Smith to our business and the ability of Mr. Smith to continue to manage our business in the absence of the anticipated corporate transaction.

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

If A Market For Our Common Stock Does Develop, Our Stock Price May
Be Volatile.
--------------------------------------------------------------------
There is currently no market for our common stock and we can provide no assurance that a market will develop. If a market develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

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

If Our Stock Price Drops Significantly, We May Become Subject To Securities Litigation That Would Result In A Harmful Diversion Of Our Resources
-------------------------------------------------------------------
In the past, following periods of volatility in the market price of a particular company's stock, securities class action litigation has been brought against that company. Any litigation arising from the volatility in the price of our common stock could have a adverse effect upon our business, financial condition and results of operations.

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

BALSAM VENTURES, INC.

Date:       August 10, 2001

		/s/ Robert Smith
By:        -----------------------------------------------
           ROBERT SMITH, President, Secretary and Treasurer