Form 10QSB
period 2001-09-30
BALSAM VENTURES INC
filed 2001-11-14
CIK 1103092

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  SEPTEMBER  30,  2001

[   ]   Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period to


         Commission  File  Number     000-32011
                                       ---------

                              BALSAM VENTURES, INC.

          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                              52-2219056
-----------------------------------      -----------------------------------
(State  or  other  jurisdiction  of      (IRS  Employer Identification  No.)
incorporation  or  organization)

SUITE  12,  5880  HAMPTON  PLACE
VANCOUVER,  BRITISH  COLUMBIA,  CANADA          V6T  2E9
--------------------------------------          -------------
(Address of principal executive offices)        (Zip  Code)

Issuer's telephone number, including area code: (604) 222-2657
                                                ----------------------------

                                 NOT APPLICABLE

          ---------------------------------------------------------------
          (Former  name,  former  address  and  former  fiscal  June  30, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,100,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE OUTSTANDING AS OF NOVEMBER 10, 2001 .

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                             (STATED IN U.S DOLLARS)


                              BALSAM  VENTURES  INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                            (STATED IN U.S. DOLLARS)


--------------------------------------------------------------------------------
                                                   SEPTEMBER 30      DECEMBER 31
                                                      2001               2000
                                                    (unaudited)       (audited)
--------------------------------------------------------------------------------

ASSETS
CURRENT
  Cash                                             $   28,170        $   38,600

SOFTWARE DEVELOPMENT COSTS                              3,000             3,000
                                                   -----------------------------
                                                   $   31,170        $   41,600
================================================================================

LIABILITIES

CURRENT
  Accounts payable                                 $    3,819        $      868
                                                   -----------------------------


SHAREHOLDER'S EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares, par value
    with $0.001 per share

  Issued and Outstanding:
    10,100,000 common shares                           10,100            10,100

  Additional paid in capital                           64,900            64,900

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE      (47,649)          (34,268)
                                                   -----------------------------
                                                       27,351            40,732
                                                   -----------------------------
                                                   $   31,170        $   41,600
================================================================================


                                                       BALSAM  VENTURES  INC.
                                                  (A  DEVELOPMENT  STAGE  COMPANY)

                                                   STATEMENT OF LOSS AND DEFICIT
                                                            (UNAUDITED)
                                                     (STATED IN U.S. DOLLARS)


--------------------------------------------------------------------------------------------------------------------------------
                                                                   THREE       NINE        THREE         NINE       INCEPTION
                                                                  MONTHS      MONTHS       MONTHS       MONTHS      AUGUST 17
                                                                   ENDED       ENDED        ENDED        ENDED       1999 TO
                                                                SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30

                                                                   2001         2001         2000         2000          2001
--------------------------------------------------------------------------------------------------------------------------------

EXPENSES
  Consulting services                                           $         -  $         -  $         -  $         -  $   100
  Domain registration                                                     -            -            -            -       70
  Professional fees                                                   2,835       12,242        7,960       24,744   43,783
  Office and sundry                                                     410          944          198          311    1,991
  Filing and stock transfer services                                    195          195          615        1,680    1,705
                                                                --------------------------------------------------------------
NET LOSS FOR THE PERIOD                                               3,440       13,381        8,773       26,735  $47,649
                                                                                                                    ==========

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE,
  BEGINNING OF PERIOD                                                44,209       34,268       20,888        2,926

                                                                ---------------------------------------------------
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE,
  END OF PERIOD                                                 $    47,649  $    47,649  $    29,661  $    29,661
===================================================================================================================

NET LOSS PER SHARE                                              $      0.01  $      0.01  $      0.01  $      0.01
===================================================================================================================



WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    10,100,000   10,100,000   10,100,000   10,100,000
===================================================================================================================



                                                     BALSAM  VENTURES  INC.
                                               (A  DEVELOPMENT  STAGE  COMPANY)

                                                   STATEMENT  OF  CASH  FLOWS
                                                          (UNAUDITED)
                                                   (STATED  IN  U.S.  DOLLARS)


--------------------------------------------------------------------------------------------------------------------------------
                                                                   THREE       NINE        THREE         NINE       INCEPTION
                                                                  MONTHS      MONTHS       MONTHS       MONTHS      AUGUST 17
                                                                   ENDED       ENDED        ENDED        ENDED       1999 TO
                                                                SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30

                                                                   2001         2001         2000         2000          2001
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                       $   (3,440)  $   (13,381) $   (8,773)  $   (26,735) $   (47,649)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED BY OPERATING ACTIVITIES
    Change in accounts payable                                         222         2,951      (5,249)         (435)       3,819
                                                                ----------------------------------------------------------------
                                                                    (3,218)      (10,430)    (14,022)      (27,170)     (43,830)
                                                                ----------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITY
  Software development cost                                            -             -           -          (3,000)      (3,000)
                                                                ----------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Share capital                                                        -             -           -             -         75,000
  Subscriptions receivable                                             -             -           -           2,500          -
                                                                ----------------------------------------------------------------
                                                                       -             -           -           2,500       75,000

INCREASE (DECREASE) IN CASH                                         (3,218)      (10,430)    (14,022)      (27,670)      28,170

CASH, BEGINNING OF PERIOD                                           31,388        38,600      57,224        70,872          -
                                                                ----------------------------------------------------------------

CASH, END OF PERIOD                                             $   28,170   $    28,170  $   43,202   $    43,202  $    28,170
================================================================================================================================


                                            BALSAM  VENTURES  INC.
                                       (A  DEVELOPMENT  STAGE  COMPANY)

                                      STATEMENT  OF  STOCKHOLDERS'  EQUITY

                                              SEPTEMBER  30,  2001
                                                   (UNAUDITED)
                                           (STATED  IN  U.S.  DOLLARS)



                                          COMMON  STOCK
                                   ============================
                                                     ADDITIONAL     SHARE
                                                      PAID-IN   SUBSCRIPTIONS
                                 SHARES      AMOUNT   CAPITAL   RECEIVABLE    DEFICIT    TOTAL
                                 ------------------------------------------------------------------

Shares issued for cash
  at $0.001                       5,000,000  $ 5,000  $      -  $         -   $      -   $  5,000


Shares issued for cash at
  $0.01                           5,000,000    5,000    45,000            -          -     50,000


Shares issued for cash at
  $0.20                             100,000      100    19,900            -          -     20,000

Subscriptions receivable                  -        -         -       (2,500)         -     (2,500)

Net loss for the period                   -        -         -            -     (2,926)    (2,926)
                                 ------------------------------------------------------------------

Balance, December 31, 1999       10,100,000   10,100    64,900       (2,500)    (2,926)    69,574

Subscriptions receivable                  -        -         -        2,500          -      2,500

Net loss for the period                   -        -         -            -    (31,342)   (31,342)
                                 ------------------------------------------------------------------


Balance, December 31, 2000       10,100,000   10,100    64,900            -    (34,268)    40,732

Net loss for the period                   -        -         -            -     (1,936)    (1,936)
                                 ------------------------------------------------------------------

Balance, March 31, 2001          10,100,000   10,100    64,900            -    (36,204)    38,796

Net loss for the period                   -        -         -            -     (8,005)    (8,005)
                                 ------------------------------------------------------------------

Balance, June 30, 2001           10,100,000   10,100    64,900            -    (44,209)    30,791



Net loss for the period                   -        -         -            -     (3,440)    (3,440)
                                 ------------------------------------------------------------------


Balance, September 30, 2001      10,100,000  $10,100  $ 64,900  $         -   $(47,649)  $ 27,351
                                 ==================================================================

                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of September 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with December 31, 2000 audited financial statements and notes thereto.


2.     NATURE  OF  OPERATIONS

a)     Organization

The Company was incorporated in the State of Nevada, U.S.A., on August 17, 1999.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



3.      SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

f)     Net  Loss  Per  Share

Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

Our business plan is to develop and market a free immigration information service on the Internet from our "" web site. We will design our web site to provide information on the process of immigrating to the United States from foreign countries. Our target users will be persons who are citizens of foreign countries seeking to work in or immigrate to the United States. Our objective is to become a leading web site for information on the process of immigrating into the United States.

We acquired our "" domain name through the domain name registration process in October 1999 at a cost of $70. The website is currently under development and is thus not operational at this time. Once development of our web site is complete, we plan to sell advertising. We plan to solicit advertisers whose target market includes the users of our web site.

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

PLAN  OF  OPERATIONS

Our plan of operations for the twelve months is to complete the following objectives within the time period specified, subject to our obtaining financing for the development and marketing of our web site:

(1) Complete development of the web site. We anticipate that this development will be completed by December, 2001. We anticipate that the cost of this development will be approximately $2,500.

(2) Complete research of information on immigration into the United States for posting on our web site. We anticipate that this research will be completed by December 2001. We anticipate that the costs of this development expense will be approximately $2,500.

(3) We plan to undertake an advertising and marketing campaign once the development of our web site is complete. We anticipate that the cost of these marketing expenses will be approximately $5,000.

(4) We anticipate spending approximately $6,000 on ongoing operating and administrative expenses. We anticipate that our monthly operating costs of our Web site will be approximately $500 per month. We also anticipate spending approximately $500 per month on maintaining the accuracy of the immigration information on our web site.

RESULTS  OF  OPERATIONS

We did not earn any revenues during the period ending September 30, 2001. We do not anticipate earning revenues until such time as the development of our web site is completed and we commence sales of advertising. We are presently in the development stage and we can provide no assurance that we will be successful in completing development of our web site or earning revenues from our web site once development is complete.

We incurred operating expenses in the amount of $13,381 for the nine months ended September 30, 2001 as compared to $26,735 for the nine months ended September 30, 2000. For the period ended September 30, 2001, these operating expenses were comprised primarily of professional fees in the amount of $12,242. We also incurred office and sundry expenses in the amount of $944 during this period.

We incurred a loss of $13,381 for the nine months ended September 30, 2001. Our net loss was attributable entirely to our operating expenses.

FINANCIAL  CONDITION

LIQUIDITY  AND  FINANCIAL  CONDITION

We  had  cash  of  $28,170  as  of  September  30,  2001.

PLAN  OF  OPERATIONS

We anticipate that we will be spending approximately $22,000 over twelve month period following September 30, 2001 pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $5,000 will be spent on our plan of operations over the six months following September 30, 2001.

We anticipate that our present cash reserves are sufficient for us to carry out our plan of operations without additional financing for approximately twelve months following September 30, 2001. We anticipate that we may require additional financing in order to pursue our business plan if: (a) the costs of implementing our business plan are greater than anticipated; or (b) we are unsuccessful in earning sufficient revenues after commencement of operations in order to sustain continued operations. We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our business plan.

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

     99.1     Risk  Factors

REPORTS  ON  FORM  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

BALSAM  VENTURES,  INC.

Date:     NOVEMBER  8,  2001


By:  /s/ Robert Smith
     ----------------------------------
     ROBERT  SMITH,
     PRESIDENT, SECRETARY AND TREASURER