Form 10KSB
period 2001-12-31
BALSAM VENTURES INC
filed 2002-03-29
CIK 1103092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2001
                                    -------------------

[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

Commission  File  No.  000-32011
                       ---------

                              BALSAM VENTURES, INC.
                              ---------------------
              (Exact name of Registrant as specified in its charter)

          NEVADA                                   52-2219056
----------------                                   ----------
(State  or  other  jurisdiction  of                (I.R.S.  Employer
incorporation  or  organization)                   Identification  Number)

     SUITE  12,  5880  HAMPTON  PLACE
VANCOUVER,  BRITISH  COLUMBIA,  CANADA             V6T  2E9
--------------------------------------             --------
(Address  of  principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (604)  222-2657
                                                    --------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Revenues  for  2001  were  NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). Our common stock is quoted at the present time. At March 25, 2002, our stock's closing price was $1.00 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. Based on this estimated closing price, the aggregate market value at March 25, 2002 is $5,100,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of the issuer's Common Stock outstanding as of March 25, 2002 was 10,100,000.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                     PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Description of Business", "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Item  1.  Description  of  Business

Our business plan is to develop and market a free immigration information service on the Internet from our "www.usacitizenship.net" web site.

We have designed our web site to
provide information on the process of immigrating to the United States from foreign countries. Our target users are persons who are citizens of foreign countries seeking to work in or immigrate to the United States. Our objective is to become a leading web site for information on the process of immigrating into the United States.

We acquired our "www.usacitizenship.net" domain name through the domain name registration process in October 1999 at a cost of $70.

We have completed the development of our web site and our web site is now operational. We have yet to achieve any sales of advertising on our web site. Our business plan is to solicit advertisers whose target market includes the users of our web site in order to generate revenues. Accordingly, our business operations are in a start-up phase and we have not earned any revenues to date.

Development  of  the  "usacitizenship.net"  Web  Site

We have developed a free web site at our "www.usacitizenship.net" domain that provides a reliable source of information on immigration into the United States. Our business plan is to draw users to our web site so that we can sell and generate revenues from the sale of web site advertisements. We believe that the an Internet web site which offers free information on the process of immigrating into the United States would attract substantial usage. We believe that if we are successful in attracting people to our web site, we will be able to generate revenues from advertisers who are interested in the demographics of our web site users

Features  of  the  Web  Site

We have designed our web site to be an exciting, interactive and easy to use information source on how to immigrate into the United States. We have incorporated the following features into our Web site in order to accomplish this objective:

(1) We have included information which is current and relevant on the process of immigrating to the United States;

(2) We have presented this immigration information in a clear and easy to understand format;

(3) We have included links to the necessary forms required to be submitted during the process of immigration;

(4) We have listed addresses and contact information for national and overseas United States Immigration and Naturalization Service's offices;

(5) We have provided links to names, address and contact information of legal counsel who specialize in immigration into the United States;

We plan to expand our web site to incorporate the following additional features, subject to availability of funding:

(1) We plan to include immigration information in four principal languages, in addition to English: Chinese, Hindi, French and Japanese;

(2)     We  plan  to  include an on-line five-stage seminar on how to immigrate;

(3) We will provide a list of links to organizations that can assist in the process of immigration.

We anticipate we will not add these additional features until we commence earning revenues from advertising sales.

We have designed the web site in order to allow the easy addition or modification of content and advertisements in order to reduce our long term operating cots.

Advertising  Revenues

We plan to sell advertising space on the web site in the form of pay-per-click advertising on banners, buttons and links. Pay-per-click advertising is advertising in which an advertiser pays an advertising fee based on the number of time visitors click on the advertiser's advertisement on our web site. We plan to sell pay-per-click advertising in pre-paid lots based on the number of clicks. The size of the pre-paid lots will range from 500 clicks to 20,000 or more clicks. We plan to sell in lots in order to attract only serious advertisers. This advertising would be pre-paid as advertisers would pay for advertising prior to an advertisement being placed on our web site. If the number of clicks on an advertisement were to be less than the total number of clicks purchased, there would be no reimbursement to the advertiser.

We have designed our web site so that it can have as many as 30 advertisers at one time. However, we will ensure that any one page on our Web site will be limited to two advertisers in order to ensure that advertisers and their products get the proper exposure. The price charged for each button or banner advertisement will vary based on the number of clicks bought and the positioning of the button or banner on the site. The premium position on our Web site and the most expensive for advertisements will be our home page.

For companies that are not comfortable with the pay-per-click method, we plan to also offer advertising based on a weekly flat rate fee. For advertising on a flat rate fee, the cost of each button or banner will also vary based on the positioning of the advertisement within the web site.

Subject to available funding, we plan to retain the services of a secured counter and tracking company that will provide independent verification on the number of click-throughs that occur. This independent verification will assist in marketing our web site to advertisers.

Marketing

Our objective will be to commence marketing of the web site upon completion of its development. This marketing strategy is subject to our having sufficient funding to carry out our plan which should include the following elements:

(1) A banner advertising program whereby we would pay for advertising of the web site on other Internet web sites where we feel exposure would help to increase traffic on our web site.

(2) An e-mail program whereby advertisements for our web site would be delivered to potential users and potential advertisers.

(3) Strategic listing of our web site with major search engines in order to increase the visibility of our web site when users enter applicable keywords, such as "immigration", with major search engines. We believe that many of the people looking for information concerning immigration into the United States will enter keywords such as "immigration", "USA" and "United States" with major search engines in order to find relevant web sites. Our objective will be to ensure that our site is frequently cited by major search engines when these keywords are searched.

(4) Reciprocal click-through agreements with complementary web sites who are prepared to allow us to place links to our web site on their web sites in consideration for us permitting a reciprocal link to their web site on our web site.

(5) We plan to make contact with many of the immigrant communities across the United States to promote our web site and also establish contacts for the web site. Many of those who want to immigrate have relatives in the United States and look to those relatives for assistance. We may use traditional advertising media, such as newspaper advertisements and flyers, to reach this market. We would target our advertising through advertising in community newspapers and flyers to neighborhoods with high populations of immigrant communities.

The exact nature of our marketing plan will depend on a number of factors, including the availability of funds to implement our marketing plan and Internet marketing conditions and practices. We may pursue different marketing strategies from the marketing strategies listed above.

Operations

We have commenced operations of our web site on the Internet. Our web site is hosted by an Internet service provider. We operate our web site and computer server using commercially available computer software programs and operating systems. Our web site operations are administered by an independent computer consultant on a contract basis.

For more information on our plan of operations, see section entitled "Plan of Operation".

Employees  and  Consultants

We have no full-time employees and one (1) part-time employee. Our part-time employee is Mr. Robert S. Smith, our President, Secretary and Treasurer. For the twelve months after December 31, 2001, we intend that our part-time employment positions will be limited to the current officers of the Company. We intend to conduct our business largely through agreements with consultants and unrelated third parties. We intend to contract with third party consultants for the continued operating, development and marketing of our website.

Competition

We  will  compete  with  others,  including:

               (A) at least eight (8) web sites which are currently providing information on the process of immigrating into the United States, including:

      (1) U.S.  Immigration and Naturalization  Office  -  www.ins.usdoj.gov
      (2) Canada Small Business Service Center  -  www.sb.gov.bc.ca/smallbus
      (3) www.visalaw.com
      (4) www.burnslaw.com
      (5) www.immigrationquide.com
      (6) www.sirtech.com
      (7) www.4immigration.com
      (8) www.citizenshipvideo.com

     (B) Law firms and immigration specialists who provide information on immigration to the United States, sometimes over the Internet on their own web sites.

The presence of established competitors could adversely affect our ability to successfully implement our business plan and sell advertising. If we are not successful in implementing our business plan, then our business may fail.

We plan to differentiate our web sites from the competition by including information which is not only accurate and up-to-date but which is presented in an easy to use and understand format. We also believe we will be the first to target advertisers who are seeking to market products and services to people who are attempting to immigrate to the United States. In order to sell to advertisers, we may offer special rates that are below our cost.

We have limited financial, marketing, technical and other resources that are necessary to implement our business plan. Many of our current and potential competitors have significantly greater financial, marketing, technical and other resources than we do. Our competitors will most likely be able to devote greater resources to the development, promotion and sale of their web sites that we can. In addition, our competitors may be able to offer the information we are planning to offer, thereby reducing our ability to earn revenue.

Subsidiaries

We  do  not  have  any  subsidiaries.

Patents  and  Trademarks

We do not own, either legally or beneficially, any patent or trademark. However, we have registered the Internet domain name .

Research  and  Development  Expenditures

Since our inception, we have incurred $8,675 in development costs associated with our software and associated web site.

Item  2.  Description  of  Property

We have no real estate property holdings and at this time we have no agreements to acquire any properties. We do not lease any real property.

Item  3.  Legal  Proceedings

Balsam is not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2001.


                               Part  II

Item  5.  Market for Registrant's Common Equity and Related Stockholders Matters

Market  Price

Prior to October 2001, there was no trading market for our common stock. We obtained a trading symbol of "BLSV" and began trading on the NASD Over-the-Counter Bulletin Board in October 2001. Although we have a listing on the Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time. At March 25, 2002, our stock's closing price was $1.00 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. The high and the low trades for our shares for each quarter of actual trading were:

                                        HIGH           LOW

                                        ----           ---

2001*

Fourth  Quarter                         $0.40          $0.20

2002*

First  Quarter                         $1.37          $0.40
--------------------------------------------------------------------------------
*  The  prices  are  all  "closing"  prices  and  appear as approximate figures.

The Securities and Exchange Commission has adopted a Rule that defines a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is presently considered a "penny stock" and is subject to such market rules. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Holders  of  Common  Stock

As at March 25, 2002, there were 20 record holders of the Company's common stock.

Stock  Option  Grants

To  date,  we  have  not  granted  any  stock  options.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

               (A) we would not be able to pay our debts as they become due in the usual course of business; or

               (B) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent  Sales  of  Unregistered  Securities

We did not complete any sales of our common stock during our fiscal year ended December 31, 2001.


Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

PLAN  OF  OPERATION

Our plan of operations for the twelve months is to complete the following objectives within the time period specified:

               (1) We plan to undertake an advertising and marketing campaign now that the development of our web site is complete. The objectives of this advertising and marketing campaign will be to generate sales of advertising for our web site. We anticipate that the cost of these marketing expenses will be approximately $6,000.

               (2) We anticipate spending approximately $6,000 on ongoing operating and administrative expenses. We anticipate that our monthly operating costs of our Web site and the costs of maintaining the accuracy of the immigration information on our web site will be approximately $500 per month.

We anticipate that we will be spending approximately $12,000 over twelve-month period following December 31, 2001 pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $6,000 will be spent on our plan of operations over the six months following December 31, 2001. We anticipate that our present cash reserves are sufficient for us to carry out our plan of operations without additional financing for approximately twelve months following December 31, 2001. If we are successful in earning revenues, then we may increase our advertising and marketing expenses in order to attempt to generate further revenues.

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

We anticipate continuing operating losses in the foreseeable future. We base this expectation in part on the fact that we will incur substantial operating expenses in completing our stated plan of operations before we will have the opportunity to earn revenues. Our future financial results are also uncertain due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

(1) consumer acceptance of our web site as a commercially marketable Internet web site with information and features sought by Internet users desiring information on immigration to the United States;
(2)  our ability to successfully market our web site to our potential users;
(3) our ability to successfully market our web site to advertisers who are prepared to pay for advertising on our site;
(4)  the introduction of competing web sites and services.

RESULTS  OF  OPERATIONS

We did not earn any revenues during the year ended December 31, 2001. We do not anticipate earning revenues until such time as we commence sales of advertising for our web site. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from our web site now that our web site is operational. Any future revenues will be contingent upon us being able to complete sales of advertising for our web sites.

We incurred operating expenses in the amount of $18,989 for the year ended December 31, 2001 as compared to $31,342 for the year ended December 31, 2000. The largest component of our operating expenses for the year ended December 31, 2001 consisted of professional fees in the amount of $16,693 that were incurred in connection with our filing a registration statements with the Securities and Exchange Commission. We will continue to incur increased professional fees now that we are a reporting company under the Securities Exchange Act of 1934. We also incurred office and sundry expenses in the amount of $1,243 during this period.

We incurred a loss of $34,268 for the year ended December 31, 2001. We incurred a net loss of $31,342 or the year ended December 31, 2000. Our net losses were attributable entirely to our operating expenses.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We had cash of $14,877 as of December 31, 2001 as compared to cash of $38,600 as at December 30, 2000. At December 31, 2001 we had working capital of $13,068 as compared to $37,732 at December 31, 2000. At September 30, 2001 we had cash of $28,170. The decrease in working capital is attributable primarily to our operating expenses during the year ended December 31, 2001, our inability to earn revenues during this year and an increase in our accounts payable.

We anticipate that we will require additional financing if we are not successful in earning revenues from our web site. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that any additional financing may be in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders. See the discussion above under Plan of Operations.

Forward-Looking  Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Item  7.  Financial  Statements

Index  to  Financial  Statements:

1.     Auditors'  Report;

2. Audited Financial Statements for the year ended December 31, 2001, including:

     a.   Balance Sheets as at December 31, 2001 and 2000;

     b. Statement of Loss and Deficit for the years ended December 31, 2001 and 2000;

     c. Statement of Cash Flows for the years ended December 31, 2001 and 2000;

     d. Statement of Stockholders' Equity for the years ended December 31, 2001 and 2000;

     e.   Notes to Financial Statements.

                              BALSAM VENTURES INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2001 AND 2000
                             (Stated in U.S Dollars)

                                                    Morgan
                                                    & Company
                                                    Chartered Accountants





                                AUDITORS' REPORT




To  the  Shareholders  and  Directors
Balsam  Ventures  Inc.
(A  Development  Stage  Company)


We have audited the balance sheets of Balsam Ventures Inc. (a development stage company) as at December 31, 2001 and 2000, and the statements of loss and deficit accumulated during the development stage, cash flows, and stockholders' equity for the years ended December 30, 2001 and 2000, and for the period from August 17, 1999 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000, and for the period from August 17, 1999 (date of inception) to December 31, 2001 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1(c). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  B.C.                                           /s/  Morgan & Company

March  5,  2002                                           Chartered  Accountants


Tel:  (604) 687-5841       Member of            P.O. Box 10007 Pacific Centre
Fax:  (604) 687-0075         ACPA        Suite 1488 - 700 West Georgia Street
www.morgan-cas.com        International               Vancouver, B.C. V7Y 1A1


                             BALSAM  VENTURES  INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)



-------------------------------------------------------------------------------
                                                             DECEMBER  31
                                                           2001         2000
-------------------------------------------------------------------------------

ASSETS

Current
  Cash                                                     $ 14,877   $ 38,600

Software Development Costs                                    8,675      3,000
                                                           --------------------

                                                           $ 23,552   $ 41,600
===============================================================================

LIABILITIES

Current
  Accounts payable                                         $  1,809   $    868
                                                           --------------------

SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares, par value with $0.001 per share

  Issued and outstanding:
    10,100,000 common shares                                 10,100     10,100

  Additional paid-in capital                                 64,900     64,900

  Less:  Subscriptions receivable                                 -          -

Deficit Accumulated During The Development Stage            (53,257)   (34,268)
                                                           --------------------
                                                             21,743     40,732
                                                           --------------------
                                                           $ 23,552   $ 41,600
===============================================================================


Approved by the Board of Directors:


-----------------------------------          -----------------------------------


                                         BALSAM  VENTURES  INC.
                                     (A Development Stage Company)

                                    STATEMENTS OF LOSS AND DEFICIT
                                       (Stated in U.S. Dollars)


---------------------------------------------------------------------------------------
                                                                             INCEPTION
                                                                             AUGUST 17
                                                          YEARS ENDED         1999 TO
                                                          DECEMBER 31       DECEMBER 31
                                                       2001         2000       2001
---------------------------------------------------------------------------------------

Expenses
  Consulting services                              $         -  $         -  $   100
  Domain registration                                      135            -      205
  Professional fees                                     16,693       28,838   48,234
  Office and sundry                                      1,243          994    2,290
  Stock Transfer Services                                  918        1,510    2,428
                                                   ---------------------------------
Net Loss For The Year                                   18,989       31,342  $53,257
                                                                             =======

Deficit Accumulated During The
  Development Stage, Beginning Of Year                  34,268        2,926
                                                   ------------------------

Deficit Accumulated During The
  Development Stage, End Of Year                   $    53,257  $    34,268
===========================================================================

Net Loss Per Share                                 $      0.01  $      0.01
===========================================================================

Weighted Average Number Of Shares
  Outstanding                                       10,100,000   10,100,000
===========================================================================


                             BALSAM  VENTURES  INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------
                                                          INCEPTION
                                                          AUGUST 17
                                         YEARS ENDED       1999 TO
                                         DECEMBER 31     DECEMBER 31
                                            2001       2000       2001
-------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the year                   $(18,989)  $(31,342)  $(53,257)

Adjustments To Reconcile Net Loss To Net
  Cash Used By Operating Activities
    Change in accounts payable                 941       (430)     1,809
                                          -------------------------------
                                           (18,048)   (31,772)   (51,448)
                                          -------------------------------

Cash Flows From Investing Activity
  Software development costs                (5,675)    (3,000)    (8,675)
                                          -------------------------------

Cash Flows From Financing Activities
  Share capital                                  -          -     75,000
  Subscriptions receivable                       -      2,500          -
                                          -------------------------------
                                                 -      2,500     75,000
                                          -------------------------------


Increase (Decrease) In Cash                (23,723)   (32,272)    14,877

Cash, Beginning Of Year                     38,600     70,872          -
                                          -------------------------------

Cash, End Of Year                         $ 14,877   $ 38,600   $ 14,877
=========================================================================



                                       BALSAM  VENTURES  INC.
                                   (A Development Stage Company)

                                 STATEMENT OF STOCKHOLDERS' EQUITY

                                     DECEMBER 31, 2001 AND 2000
                                            (Unaudited)
                                      (Stated in U.S. Dollars)



                                           COMMON STOCK
                                  -----------------------------
                                                     Additional     Share
                                                       Paid-In   Subscriptions
                                    Shares    Amount   Capital    Receivable    Deficit     Total

Shares issued for cash at $0.001   5,000,000  $ 5,000  $      -  $         -   $      -   $  5,000


Shares issued for cash at $0.01    5,000,000    5,000    45,000            -          -     50,000


Shares issued for cash at $0.20      100,000      100    19,900            -          -     20,000

Subscriptions receivable                   -        -         -       (2,500)         -     (2,500)

Net loss for the period                    -        -         -            -     (2,926)    (2,926)
                                  -----------------------------------------------------------------

Balance, December 31, 1999        10,100,000   10,100    64,900       (2,500)    (2,926)    69,574

Subscriptions receivable                   -        -         -        2,500          -      2,500

Net loss for the year                      -        -         -            -    (31,342)   (31,342)
                                  -----------------------------------------------------------------

Balance, December 31, 2000        10,100,000   10,100    64,900            -    (34,268)    40,732

Net loss for the year                      -        -         -            -    (18,989)   (18,989)
                                  -----------------------------------------------------------------

Balance, December 31, 2001        10,100,000  $10,100  $ 64,900  $         -   $(53,257)  $ 21,743
                                  =================================================================


                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     NATURE  OF  OPERATIONS

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

The Company is in the development stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

c)     Going  Concern

The Company will need additional working capital to be successful in its planned activity and to service its current debt for the coming year and, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in seeking various sources of additional working capital including equity funding through a private placement and long term financing.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not  applicable.

                                    PART III

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

Our executive officers and directors and their respective ages as of March 25, 2002 are as follows:


Name                            Age      Offices  Held
----------------------------   -------   --------------------------------
Robert  S.  Smith                 56     President, Chief Executive Officer,
                                         Secretary and Treasurer, and Director

Set forth below is a brief description of the background and business experience of Mr. Smith for the past five years.

Mr. Robert S. Smith is our President, Secretary and Treasurer and is the sole member of our board of directors. Mr. Smith has been our President, Secretary and Treasurer and a director since August 17, 1999. Mr. Smith has been a pilot with Air B.C., an airline with operations in British Columbia, Canada, since 1994. Mr. Smith was also employed by Air B.C. from 1986 to 1992. Mr. Smith was employed by a private airline during the period from 1992 to 1994. Mr. Smith commenced his aviation career as a pilot in 1975. Mr. Smith served with the Canadian Armed Forces from 1964 to 1972. Mr. Smith graduated from Prince of Wales College of St. Johns, Newfoundland, Canada in 1963. Mr. Smith is also a partner in a private boat building company.

Terms  of  Office

Our executive officer is employed by us on a part-time basis. We have made no arrangements to negotiate full-time employment with any of our officers. The above listed director will serve until the next annual meeting of the shareholders or until his death, resignation, retirement, removal, or disqualification, or until his successor has been duly elected and qualified. Vacancies in the existing Board of Director are filled by majority vote of the remaining Directors. The officers serve at the will of the Board of Directors.

Significant  Employees

Other than the individual described below, we do not have any employees who are not executive officers that are expected to make a significant contribution to the business.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                              Number     Transactions     Known  Failures
                              Of  late   Not  Timely      To  File  a
Name and principal position   Reports    Reported         Required Form
---------------------------   ---------  --------------   ------------
Robert  S.  Smith             One           None          None
Chief  Executive  Officer
President,  Secretary,
Treasurer
and  Director


Item  10.  Executive  Compensation

The following table sets forth certain information as to Mr. Robert Smith, our president and director, for our last fiscal year ended December 31, 2001. We do not have any executive officers other than Mr. Smith. No other compensation was paid to Mr. Smith during this time period.


                           Summary Compensation Table
--------------------------------------------------------------------------------
                         Annual Compensation       Long Term Compensation
                    ----------------------------  ------------------------
                                          Other                             All
                                          Annual    Awards       Payouts   Other
                                            Com-  --------------  -------   Com-
                                            pen-  Restricted                pen-
                                            sa-   Stock   Options/  LTIP    sa-
Name      Title      Year  Salary  Bonus    tion  Awarded SARs*(#)payouts($)tion
----      -----      ----  ------  -----  ------- ------- ------- --------- ----
Robert    President, 2001, $0       0     0       0       0       0          0
S. Smith  CEO,       2000, $0       0     0       0       0       0          0
          Secretary, 1999
          Treasurer
          and Director




Stock  Option  Grants

We did not grant any stock options to the executive officers during our fiscal year ended December 31, 2001. We have also not granted any stock options to the executive officers since December 31, 2001. In addition, as of December 31, 2001, no retirement, pension or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

We  have  not  granted  any  stock  options  since  December  31,  2001.

Management  Agreements

We currently are not party to any management or employment agreement with Mr. Robert Smith, our sole executive officer and director.


Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 25, 2002, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly. Unless specifically indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


                      Name  and  address          Amount  of            Percent
Title of class       of beneficial owner         beneficial ownership  of class
-------------------  --------------------------  --------------------  ---------
Common Stock         Robert S. Smith                 5,000,000 shares      49.5%
                     Director, President &
                     Chief Executive Officer
                     Suite 12, 5880 Hampton Pl.
                     Vancouver, British Columbia
                     Canada

Common Stock         All Officers and Directors      5,000,000 shares      49.5%
                     as a Group that consists of
                     one person



The percent of class is based on 10,100,000 shares of common stock issued and outstanding as of March 25, 2001.

Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the common stock of Balsam.

Item  12.  Certain  Relationships  and  Related  Transactions

None of the following parties since the date of our incorporation has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that, in either case, has or will materially affect us:

-     Director  or  officer  of  Balsam
-     Proposed  nominee  for  election  as  a  director  of  Balsam
- Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of Balsam
-     Promoter  of  Balsam
-     Relative  or  spouse  of  any  of  the  foregoing  persons

Item  13.  Exhibits  and  Reports  on  Form  8-K


(a)     Exhibits  and  Index  of  Exhibits

   Exhibit
   Number     Description of Exhibit
   ------     -----------------------
   3.1        Articles  of  Incorporation(1)
   3.2        Bylaws,  as  amended(1)
   4.1        Share  Certificate(1)


(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form SB-2 Registration Statement, as amended on March 30, 2000.



(b)     Reports  on  Form  8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2001.

No  reports  on  Form  8-K  have  been  filed  since  December  31,  2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM  VENTURES,  INC.

Date:          March  28,  2002


By:            /s/ ROBERT  SMITH
               -------------------------
               ROBERT  SMITH,
               President,  Secretary  and  Treasurer
               (CEO  and  Principal  Financial  Officer)


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:            /s/ ROBERT  SMITH
               -------------------------
               President,  Secretary  and  Treasurer
              (Principal Executive Officer)
              (Principal Accounting Officer and Principal Financial Officer)
               Director