Form 10QSB
period 2002-03-31
BALSAM VENTURES INC
filed 2002-05-15
CIK 1103092

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  MARCH  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period          to


          Commission  File  Number     000-32011
                                       ---------

                              BALSAM VENTURES, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                             52-2219056
-------------------------------                         -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation  or  organization)                        Identification No.)

SUITE 12, 5880 HAMPTON PLACE
VANCOUVER, BRITISH COLUMBIA, CANADA                     V6T 2E9
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:         (604) 222-2657
                                                        --------------

                                 NOT APPLICABLE
          ---------------------------------------------------------------
          (Former  name,  former  address  and  former  fiscal  year  end if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,100,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE OUTSTANDING AS OF MAY 9, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                             BALSAM  VENTURES  INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


-------------------------------------------------------------------------
                                                  MARCH 31   DECEMBER 31
                                                    2002        2001
-------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                            $ 11,126   $ 14,877

SOFTWARE DEVELOPMENT COSTS                           8,675      8,675
                                                  -----------------------
                                                  $ 19,801   $ 23,552
=========================================================================
LIABILITIES

CURRENT
  Accounts payable                                $  6,421   $  1,809
                                                  -----------------------

SHAREHOLDER'S EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares, par value
     with $0.001 per share

  Issued and outstanding:
    10,100,000 common shares                        10,100     10,100

  Additional paid-in capital                        64,900     64,900

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
                                                   (61,620)   (53,257)
                                                  -----------------------
                                                    13,380     21,743
                                                  -----------------------

                                                  $ 19,801   $ 23,552
=========================================================================

                             BALSAM  VENTURES  INC.
                        (A  DEVELOPMENT  STAGE  COMPANY)

                          STATEMENT OF LOSS AND DEFICIT
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------
                                                                  INCEPTION
                                                                  AUGUST 17
                                           THREE MONTHS ENDED      1999 TO
                                                MARCH 31          MARCH 31
                                           2002         2001        2002
---------------------------------------------------------------------------

EXPENSES
  Consulting services                   $       127  $         -  $   227
  Domain registration                            46            -      251
  Professional fees                           7,768        1,607   56,002
  Office and sundry                             422          329    2,712
  Stock Transfer Services                         -            -    2,428
                                        -----------------------------------
        NET LOSS FOR THE PERIOD               8,363        1,936  $61,620
                                                                  =========

DEFICIT ACCUMULATED DURING THE
 DEVELOPMENT STAGE, BEGINNING OF PERIOD      53,257       34,268
                                        ------------------------
DEFICIT ACCUMULATED DURING THE
 DEVELOPMENT STAGE, END OF PERIOD       $    61,620  $    36,204
================================================================

NET LOSS PER SHARE                      $      0.01  $      0.01
================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                             10,100,000   10,100,000
================================================================

                               BALSAM  VENTURES  INC.
                          (A  Development  Stage  Company)

                             STATEMENT  OF  CASH  FLOWS
                                     (Unaudited)
                             (Stated  in  U.S.  Dollars)


------------------------------------------------------------------------
                                                               INCEPTION
                                                               AUGUST 17
                                          THREE MONTHS ENDED    1999 TO
                                               MARCH 31        MARCH 31
                                            2002      2001       2002
------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period                 $(8,363)  $(1,936)  $(61,620)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
  Change in accounts payable                4,612       335      6,421
                                          ------------------------------
                                           (3,751)   (1,601)   (55,199)
                                          ------------------------------

Cash Flows From Investing Activity
Software development costs                      -         -     (8,675)
                                          ------------------------------

Cash Flows From Financing Activities
  Share capital                                 -         -     75,000
                                          ------------------------------

Increase (Decrease) In Cash                (3,751)   (1,601)    11,126

Cash, Beginning Of Period                  14,877    38,600          -
                                          ------------------------------

Cash, End Of Period                       $11,126   $36,999   $ 11,126
========================================================================


                                    BALSAM  VENTURES  INC.
                               (A  DEVELOPMENT  STAGE  COMPANY)

                             STATEMENT  OF  STOCKHOLDERS'  EQUITY

                                      MARCH  31,  2002
                                         (UNAUDITED)
                                 (STATED  IN  U.S.  DOLLARS)



                                COMMON  STOCK
                          ----------------------------------
                                                  ADDITIONAL     SHARE
                                                   PAID-IN   SUBSCRIPTIONS
                            SHARES      AMOUNT     CAPITAL    RECEIVABLE    DEFICIT     TOTAL
                          ---------------------------------------------------------------------
Shares issued for cash
 at $0.001                 5,000,000  $     5,000  $      -  $         -   $      -   $  5,000

Shares issued for cash
 at $0.01                  5,000,000        5,000    45,000            -          -     50,000

Shares issued for cash
 at $0.20                    100,000          100    19,900            -          -     20,000

Subscriptions receivable           -            -         -       (2,500)         -     (2,500)

Net loss for the period            -            -         -            -     (2,926)    (2,926)
                          ---------------------------------------------------------------------

Balance, December 31,
 1999                     10,100,000       10,100    64,900       (2,500)    (2,926)    69,574

Subscriptions receivable           -            -         -        2,500          -      2,500

Net loss for the year              -            -         -            -    (31,342)   (31,342)
                          ---------------------------------------------------------------------

Balance, December 31,
 2000                     10,100,000       10,100    64,900            -    (34,268)    40,732

Net loss for the year              -            -         -            -    (18,989)   (18,989)
                          ---------------------------------------------------------------------

Balance, December 31,
 2001                     10,100,000       10,100    64,900            -    (53,257)    21,743

Net loss for the period            -            -         -            -     (8,363)    (8,363)
                          ---------------------------------------------------------------------

Balance, March 31, 2002   10,100,000  $    10,100  $ 64,900  $         -   $(61,620)  $ 13,380
                          =====================================================================


                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

1.     BASIS  OF  PRESENTATION  AND  OPERATIONS

Basis  of  Presentation

The unaudited financial statements as of March 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.

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

                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

We have developed a free Internet web site at our "www.usacitizenship.net" domain that provides a reliable source of information on immigration into the United States. Our business plan is to draw users to our web site so that we can sell and generate revenues from the sale of web site advertisements. We believe that the an Internet web site which offers free information on the process of immigrating into the United States would attract substantial usage. We believe that if we are successful in attracting people to our web site, we will be able to generate revenues from advertisers who are interested in the demographics of our web site users.

We have completed the development of our web site and our web site is now operational. We have yet to achieve any sales of advertising on our web site. Our business plan is to solicit advertisers whose target market includes the users of our web site in order to generate revenues. Accordingly, our business operations are in a start-up phase and we have not earned any revenues to date.

PLAN  OF  OPERATIONS

Our plan of operations for the next twelve months will include the following components, subject to our achieving the required financing:

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

(3) We anticipate spending approximately $10,000 on professional fees over the next twelve months in complying with our reporting obligations under the Securities

Exchange  Act  of  1934.

We anticipate that we will be spend approximately $22,000 over twelve-month period following March 31, 2002 pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $11,000 will be spent on our plan of operations over the six months following March 31, 2002. Our present cash reserves are not sufficient for us to carry out our plan of operations without additional financing unless we are successful in achieving revenues, of which there is no assurance. If we are successful in earning revenues, then we may increase our advertising and marketing expenses in order to attempt to generate further revenues. If we are not successful in generating revenues, we may be forced to suspend operations of our immigration web site.

We have entered into negotiations with Cool Can Technologies, Inc. ("Cool Can") for the exclusive worldwide licensing rights for Cool Can's beverage chilling technology due to our current limited working capital position and the risk that we will not generate sufficient revenues from our immigration web site to cover our operating expenses. Cool Can's beverage chilling technology is currently in the development stage. The goal of the technology is to produce a commercially viable, self-chilling beverage container product. The terms of the proposed agreement are under negotiation. It is anticipated that any license agreement would involve a combination of cash payments and ongoing royalty payments to Cool Can. The agreement may also involve development expenditure commitments by us. These discussions are currently in the negotiation stage. No definitive agreements have been executed to date and there is no assurance that any definitive agreements will be executed. If we are successful in acquiring a license of the Cool Can technology, there is no assurance that we will be able to achieve sufficient financing that would be required to commercialize this technology and to earn revenues.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS  OF  OPERATIONS

We did not earn any revenues during the period ending March 31, 2002. We do not anticipate earning revenues until we commence sales of advertising on our immigration web site or we are successful in acquiring a license of the Cool Can technology and are successful in commercializing this technology. We are presently in the development stage and we can provide no assurance that we will be successful in or earning revenues from our immigration web site or from the Cool Can technology if we acquire a license for this technology.

We incurred operating expenses in the amount of $8,363 for the three months ended March 31, 2002 as compared to $1,936 for the three months ended March 31, 2001. For the period ended March 31, 2002, these operating expenses were comprised primarily of professional fees in the amount of $7,768. We also incurred office and sundry expenses in the amount of $422 during this period compared to $329 for the same period last year. Additional expenses included consulting services of $127 and domain registration costs of $46 for the period ending March 31, 2002; these costs were not incurred in the quarter ended March 31, 2001.

We incurred a loss of $8,363 for the three months ended March 31, 2002. Our net loss was attributable entirely to our operating expenses.

FINANCIAL  CONDITION

LIQUIDITY  AND  FINANCIAL  CONDITION

We had cash of $11,126 as of March 31, 2002, compared to cash of $14,877 as of December 31, 2001. We had working capital of $4,705 as of March 31, 2002, compared to working capital as of $$13,068 as of December 31, 2001.

We will require additional financing if we are to continue operations as we have yet to realize revenues from our Internet web site operations and our plan of operations calls for expenses in the amount of $22,000 over the next twelve months. We may have to terminate operations of our immigration web site if we do not achieve the necessary financing. The amount of additional financing that we require in order to pursue our business plan will increase if: (a) the costs of implementing our business plan are greater than anticipated; (b) we are unsuccessful in earning sufficient revenues from web site operations in order to sustain continued operations; or (c) we conclude an agreement with Cool Can for the exclusive worldwide licensing rights to its technology and commit to fund the development of this technology. We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our plan of operations.

We anticipate continuing operating losses in the foreseeable future. We base this expectation in part on the fact that we will incur substantial operating expenses in completing our stated plan of operations before we will have the opportunity to earn revenues. Our future financial results are also uncertain due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

(1) consumer acceptance of our web site as a commercially marketable Internet web site with information and features sought by Internet users desiring information on immigration to the United States;
(2)  our  ability  to  successfully  market our web site to our potential users;
(3) our ability to successfully market our web site to advertisers who are prepared to pay for advertising on our site;
(4)  the  introduction  of  competing  web  sites  and  services;
(5) our ability to secure a license of the Cool Can technology, to fund the development of this technology and to realize revenues from commercialization of this technology.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM  2.  CHANGES  IN  SECURITIES

We did not complete any unregistered sales of our common stock during our fiscal quarter ended March 31, 2002.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during our first quarter ended March 31, 2002.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS

None.

REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

BALSAM VENTURES, INC.

Date:   MAY 10, 2002


By:  /s/ Robert Smith
    ---------------------------------------
     ROBERT SMITH,
     PRESIDENT, SECRETARY AND TREASURER