Form 10QSB
period 2002-06-30
BALSAM VENTURES INC
filed 2002-08-14
CIK 1103092

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  June  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period ___________ to ____________


          Commission  File  Number     000-32011
                                       ---------

                              BALSAM VENTURES, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                         52-2219056
-------------------------------                     --------------------
(State or other jurisdiction of                     (IRS  Employer
incorporation or organization)                      Identification  No.)


810 PEACE PORTAL DRIVE, SUITE 200,
BLAINE, WASHINGTON                                  98230
---------------------------------------             ---------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:     866-277-7772
                                                    ------------

                                 former address:
                          Suite 12, 5880 Hampton Place
                  Vancouver, British Columbia, Canada  V6T 2E9
                         former  telephone  number  604-222-2657
                         ---------------------------------------
             (Former name, former address and former fiscal year end
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,200,000 shares of common stock, $0.001 par value outstanding as of August 12, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                              BALSAM VENTURES INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                             BALSAM  VENTURES  INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)




-------------------------------------------------------------
                                      JUNE 30    DECEMBER 31
                                         2002           2001
-------------------------------------------------------------

ASSETS

Current
  Cash                              $       -   $     14,877

Software Development Costs              8,675          8,675
License (Note 3)                            -              -
                                    -------------------------
                                    $   8,675   $     23,552
=============================================================

LIABILITIES

Current
  Accounts payable                  $  24,986   $      1,809
                                    -------------------------


SHAREHOLDER'S (DEFICIENCY) EQUITY

Share Capital
  Authorized:
    100,000,000 common shares, par
     value with $0.001 per share

  Issued and outstanding:
    20,200,000 common shares           20,200         10,100

  Additional paid-in capital           64,900         64,900

Deficit Accumulated During
 The Development Stage               (101,411)       (53,257)
                                    -------------------------


                                      (16,311)        21,743
                                    -------------------------


                                    $   8,675   $     23,552
=============================================================



                                          BALSAM  VENTURES  INC.
                                      (A  Development  Stage  Company)

                                       STATEMENT OF LOSS AND DEFICIT
                                                (Unaudited)
                                         (Stated in U.S. Dollars)


----------------------------------------------------------------------------------------------------------
                                                                                                 INCEPTION
                                                                                                 AUGUST 17
                                                  THREE MONTHS ENDED        SIX MONTHS ENDED       1999 TO
                                                       JUNE 30                   JUNE 30           JUNE 30
                                                  2002         2001         2002         2001       2002
----------------------------------------------------------------------------------------------------------

Expenses
  Consulting services                          $     2,700  $         -  $     2,827  $         -  $ 2,927
  Domain registration                                    -            -           46            -      251
  Professional fees                                 14,400        7,800       22,168        9,407   70,402
  Office and sundry                                  2,441          205        2,863          534    5,153
  Regulatory                                         7,500            -        7,500            -    7,500
  Stock transfer services                            2,650            -        2,650            -    5,078
                                               -----------------------------------------------------------
Net Loss For The Period                             29,691        8,005       38,054        9,941  $91,311
==========================================================================================================

Net Loss Per Share                             $      0.01  $      0.01  $      0.01  $      0.01
==================================================================================================


Weighted Average Number Of Shares Outstanding   20,200,000   20,200,000   20,200,000   20,200,000
==================================================================================================




                                      BALSAM  VENTURES  INC.
                                 (A  Development  Stage  Company)

                                    STATEMENT  OF  CASH  FLOWS
                                            (Unaudited)
                                    (Stated  in  U.S.  Dollars)


----------------------------------------------------------------------------------------------------------
                                                                                                 INCEPTION
                                                                                                 AUGUST 17
                                                        THREE MONTHS ENDED    SIX MONTHS ENDED     1999 TO
                                                             JUNE 30              JUNE 30          JUNE 30
                                                         2002       2001      2002       2001         2002
----------------------------------------------------------------------------------------------------------


Cash Flows From Operating Activities
  Net loss for the period                              $(29,691)  $(8,005)  $(38,054)  $(9,941)  $(91,311)

Adjustments To Reconcile Net Loss To
 Net Cash Used By
Operating Activities
  Change in accounts payable                             18,565     2,394     23,177     2,729     24,986
                                                       ---------------------------------------------------
                                                        (11,126)   (5,611)   (14,877)   (7,212)   (66,325)
                                                       ---------------------------------------------------
Cash Flows From Investing Activity
Software development costs                                    -         -          -         -     (8,675)
                                                       ---------------------------------------------------
Cash Flows From Financing Activity
  Share capital                                               -         -          -         -     75,000
                                                       ---------------------------------------------------

Increase (Decrease) In Cash                             (11,126)   (5,611)   (14,877)   (7,212)         -

Cash, Beginning Of Period                                11,126    36,999     14,877    38,600          -
                                                       ---------------------------------------------------

Cash, End Of Period                                    $      -   $31,388   $      -   $31,388   $      -
==========================================================================================================


                                        BALSAM  VENTURES  INC.
                                   (A  Development  Stage  Company)

                                 STATEMENT  OF  STOCKHOLDERS'  EQUITY

                                          JUNE  30,  2002
                                            (Unaudited)
                                    (Stated  in  U.S.  Dollars)



                                     COMMON  STOCK
                           ---------------------------------
                                                  ADDITIONAL      SHARE
                                                    PAID-IN    SUBSCRIPTIONS
                             SHARES      AMOUNT     CAPITAL      RECEIVABLE    DEFICIT    TOTAL
-------------------------------------------------------------------------------------------------

Shares issued for
 cash at $0.001             5,000,000   $    5,000   $     -   $        -   $       -   $  5,000

Shares issued for
 cash at $0.01              5,000,000        5,000    45,000            -           -     50,000

Shares issued for
 cash at $0.20                100,000          100    19,900            -           -     20,000

Subscriptions
 receivable                         -            -         -       (2,500)          -     (2,500)

Net loss for the period             -            -         -            -      (2,926)    (2,926)
                            ---------------------------------------------------------------------
Balance, December
 31, 1999                   10,100,000       10,100   64,900       (2,500)     (2,926)    69,574

Subscriptions receivable             -            -        -        2,500           -      2,500

Net loss for the year                -            -        -            -     (31,342)   (31,342)
                            ---------------------------------------------------------------------

Balance, December
 31, 2000                   10,100,000       10,100   64,900            -     (34,268)    40,732

Net loss for the year                -            -        -            -     (18,989)   (18,989)
                            ---------------------------------------------------------------------

Balance, December
 31, 2001                   10,100,000       10,100   64,900            -     (53,257)    21,743

Stock split (2 for 1)       10,100,000       10,100        -            -     (10,100)         -

Net loss for the period              -            -        -            -     (38,054)   (38,054)
                            ---------------------------------------------------------------------

Balance, June 30, 2002      20,200,000  $    20,200  $64,900   $        -   $(101,411)  $(16,311)
                            =====================================================================


                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION  AND  OPERATIONS

Basis  of  Presentation

The unaudited financial statements as of June 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.

Operations

a)     Organization

The Company was incorporated in the State of Nevada, U.S.A., on August 17, 1999.

b)     Development  Stage  Activities

i) The Company plans to launch a free information website to assist and attract the people wanting information on immigration to the USA. The Company plans to use the website to earn income from companies who are prepared to pay to have web advertising in the form of a button or banners on the website selling their products or services. The Company plans to solicit advertisers who are targeting sales of their products and services at people using the Company's website.

ii) The Company plans to commercialize and exploit the self-chilling beverage container technology that it has acquired pursuant to the license agreement detailed in Note 3.

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

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION  AND  OPERATIONS  (Continued)

c)     Going  Concern

The Company will need additional working capital to be successful in its planned activities and to service its current debt for the coming year and, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in seeking various sources of additional working capital including equity funding through a private placement and long term financing.


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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Development  Stage  Company

The Company is a developed stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing new businesses and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

d)     License  Fee

License fee represents costs incurred to secure the license. These costs will be amortized on a straight-line basis over the estimated useful life of the license.

e)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

f)     Financial  Instruments

The  Company's  financial  instruments  consist  of  cash  and accounts payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

g)     Net  Loss  Per  Share

Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     LICENSE

Pursuant to an exclusive license agreement, dated June 5, 2002, the Company has acquired the exclusive worldwide license to use, commercialize and license the technology for self-chilling beverage containers. In consideration of the grant of the exclusive license, the Company agreed to:

a) Pay a license fee of US$200,000 within 90 days following the date of execution of the agreement;

b) Incur the development expenditures not less than $1,800,000 within 24 months following the date of execution of two agreements;

c)     Pay  royalties  on  the  following  basis:

i)     a sales royalty on the sale of products equal to 5% of gross profits; and
ii) a license royalty on revenues from sub-licensing equal to 5% of gross license revenue.

The royalties in respect of any fiscal year following the fiscal year ended June 30, 2004 shall not be less than $200,000 per year.


4.     SHARE  CAPITAL

During the period, the Company increased its issued and outstanding share capital by way of a two for one split of the Company's common stock. The stock split was effected by the completion of a stock dividend to each of the Company's shareholders of one common share for every one common share held.

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

USACitizenship.Net  Web  Site

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

We have completed the development of our web site and our web site is now operational. We have yet to achieve any sales of advertising on our web site. Our business plan is to solicit advertisers whose target market includes the users of our web site in order to generate revenues, however we have postponed these plans to concentrate on development of the InstaCool technology as discussed below. Accordingly, our business operations are in a start-up phase and we have not earned any revenues to date.

License  of  Cool  Can  Technology

On June 6, 2002, we entered into an exclusive licensing agreement (the "Agreement") with Cool Can Technologies, Inc., ("Cool Can") pursuant to which we were granted the exclusive worldwide right and license, for a period of 40 years, to enjoy, commercialize and exploit Cool Can's proprietary Instacool self-chilling beverage container technology (the "Technology"). The licensed rights include the right to manufacture, use and sell apparatus and products embodying the Technology and the right to grant sub-licenses of our right to manufacture, use and sell products embodying the Technology. The consideration we have agreed to pay to Cool Can pursuant to the Agreement is as follows:

1.   we  must  pay  Cool  Can  a  license  fee of $200,000 by September 4, 2002;

2. we must expend $1,800,000 to develop and commercialize the Technology within 24 months of June 6, 2002; and

3. we must pay ongoing royalties to Cool Can equal to 5% of gross profits from sales of products or 5% of gross licensing revenues subject to minimum royalty payments of $200,000 per year in each of our fiscal years following the fiscal year ended June 30, 2004.

Subject to the license, the patents and trademarks included in the Technology (the "Intellectual Property") remain the property of Cool Can however, we have a right of first refusal to acquire the Intellectual Property should Cool Can seek to dispose of the Technology during the currency of the Agreement.

Cool Can's proposed product is referred to as the "InstaCool" product and consists of a module for insertion in an aluminium beverage container that incorporates a cartridge of liquid carbon dioxide ("CO2") that is held in place by a cartridge holder. The module consists of proprietary technology for which Cool Can has been granted patent protection. The module would be inserted in an aluminium beverage container during an automated canning process. Containers incorporating the InstaCool product would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled by the consumer, a valve mechanism within the container releases the compressed liquid CO2. The escaping CO2 forms into small particles of frozen snow at extremely cold temperatures and rapidly imparts a chilling action to the beverage. The targeted result is that the consumer may purchase a beverage at room temperature and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage.

PLAN  OF  OPERATIONS

Our plan of operations for the next twelve months will include the following components, subject to our achieving the required financing:

(1) We plan to defer proceeding with an advertising and marketing campaign for our web site in order to concentrate our efforts and financial resources on the InstaCool technology. We anticipate spending approximately $6,000 over the next twelve months on ongoing operating and administrative expenses associated with maintaining our web site.

(2) We plan to raise the required $200,000 to pay for the payment under our license agreement for the InstaCool technology due on September 4, 2002;

(3) We plan to spend approximately $300,000 to develop the InstaCool Technology. We plan to proceed with product development and production of samples of our self-chilling beverage container modules. These costs will be accounted for under our license agreement with Cool Can towards the expenditures for the development of the Technology to be incurred by us pursuant to the license agreement. This phase of development will include the following elements and will take approximately nine months once financing is in place:

     (a) Product fabrication, including testing and studying design concepts, making required design modifications, developing and building a fully functioning prototype self-chilling beverage container.

     (b) Follow on prototype development including, analysis, testing and fine tooling required for production and finalizing all production drawings and specifications.

     (c) Producing high-volume production cost estimates and methods, including estimation of tooling costs, sourcing production facilities and requesting bids for tender from potential manufacturers of component parts and analysis and cost estimates for projected method of assembling of chilling module.

(4) We anticipate spending approximately $20,000 on professional fees over the next twelve months in complying with our reporting obligations under the Securities Exchange Act of 1934.

We anticipate that we will be spend approximately $526,000 over twelve-month period pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $363,000 will be spent on our plan of operations over the next six months. Our present cash reserves are not sufficient for us to carry out our plan of operations without substantial additional financing. We are currently attempting to arrange for an equity financing that would enable us to proceed with our plan of operations. However, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve the required financing. If we are not able to complete a financing to pay for the $200,000 due under our license agreement on September 4, 2002, then our license agreement will terminate and we will lose all rights to the InstaCool Technology. We are currently negotiating a short term extension agreement for this payment, although there is no assurance CoolCan will agree to an extension. If we are successful in acquiring a license of the Cool Can technology, there is no assurance that we will be able to achieve sufficient financing that would be required to commercialize this technology and to earn revenues.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS  OF  OPERATIONS

We did not earn any revenues during the period ended June 30, 2002. We do not anticipate earning revenues until we commence sales of advertising on our immigration web site or we are successful completing the development of the InstaCool technology and are successful in commercializing this technology. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from our immigration web site or from the InstaCool technology even if we achieve the financing to develop this technology.

We incurred operating expenses in the amount of $38,054 for the six months ended June 30, 2002 as compared to $9,941 for the six months ended June 30, 2001. For the period ended June 30, 2002, these operating expenses were comprised primarily of professional fees in the amount of $22,168 associated with our acquisition for the license of the InstaCool Technology. We also incurred office and sundry expenses in the amount of $2,863 during this period compared to $534 for the same period last year. Additional expenses included consulting services of $2,827 and domain registration costs of $46 for the period ending June 30, 2002; these costs were not incurred in the quarter ended June 30, 2001. Our operating costs will increase without any corresponding increase in revenues if we achieve the financing necessary to proceed with the development of the InstaCool technology.

We incurred a loss of $38,054 for the six months ended June 30, 2002 compared to $9,941 for the three months ended June 30, 2001. Our net loss was attributable entirely to our operating expenses.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We had cash of $0 as of June 30, 2002, compared to cash of $14,877 as of December 31, 2001. We had a working capital deficit of $24,986 as of June 30, 2002, compared to positive working capital as of $13,068 as of December 31, 2001.

We will require additional financing if we are to continue operations as we have yet to realize revenues from our Internet web site operations, the InstaCool technology is still in the development stage and our plan of operations calls for expenses in the amount of $526,000 over the next twelve months. We have postponed marketing of our immigration web site as we pursue the financing and development of the InstaCool Technology. Accordingly, we anticipate that we will not earn any revenues over the next twelve months from this web site unless we determine at a later date to initiate a marketing plan for our immigration web site. We anticipate that any additional financing that we require to complete our plan of operations would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our plan of operations and we may lose our license agreement for the InstaCool technology.

We anticipate continuing operating losses in the foreseeable future. We base this expectation in part on the fact that we will incur substantial operating expenses in completing our stated plan of operations before we will have the opportunity to earn revenues. Our future financial results are also uncertain due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

(1)  our ability to successfully develop the InstaCool Technology with Cool Can;
(2) our ability to successfully commercialize the InstaCool Technology if the development work is successful in establishing a feasible product;
(3)  our  ability  to  successfully  finance  development  of  the  InstaCool
     Technology;
(4) our ability to convince commercial beverage manufactures to incorporate the InstaCool Technology into their product lines.

There is no assurance that development efforts undertaken with respect to the InstaCool Technology will result in the production of a functioning prototype product that we can market to potential purchasers of the Technology. Even if a functioning prototype is developed, there is no assurance that the InstaCool Technology can be incorporated into commercial beverage canning processes at a marketable cost. In addition, commercial beverage companies may determine that consumers are not prepared to purchase a product incorporating the InstaCool Technology. In view of these factors, there is no assurance that we will earn revenues even if we can proceed with the development of the InstaCool Technology.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item  2.  Changes  in  Securities

We did not complete any unregistered sales of our common stock during our fiscal quarter ended June 30, 2002.


Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to a vote of our security holders during our second quarter ended June 30, 2002.


Item  5.  Other  Information

We issued a stock dividend to our shareholders of record on April 10, 2002. Each shareholder of record was issued an additional one share of our common stock for each share held prior to the record date. Our common stock was approved for trading on a post-split basis effective as of April 12, 2002. As a result of this stock dividend, the issued and outstanding shares of our common stock increased from 10,100,000 shares to 20,200,000 shares as of April 10, 2002.

On July 4, 2002, Mr. John Boschert, as purchaser, and Mr. Robert Smith, as seller, entered into a stock purchase agreement pursuant to which Mr. Boschert has acquired 10,000,000 shares of our common stock (representing approximately 49.5% of the outstanding shares of our common stock) for an aggregate purchase price of $42,000. The consideration for the acquisition was paid from the personal funds of Mr. Boschert. The purchase of the shares of common stock by Mr. Boschert from Mr. Smith was consummated in a private transaction and Mr. Boschert may now be considered to be in "control" the Company.

As a condition of the Stock Purchase Agreement, Mr. Smith resigned as president, secretary and treasurer and as a director of the Company on July 22, 2002. Mr. Boschert was appointed as president, secretary and treasurer and as a director of the Company on July 22, 2002 concurrent with Mr. Smith's resignation.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

None.

REPORTS  ON  FORM  8-K


 Date of Filing of Form 8-K     Description of Form 8-K
--------------------------     ----------------------------------------
      June 20, 2002            Form 8-K announcing Cool Can license agreement
                               dated June 5, 2002

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

BALSAM VENTURES, INC.

Date:  August 13, 2002


By:   /s/ John Boschert
      ----------------------------------
      JOHN BOSCHERT,
      President, Secretary and Treasurer



      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, John Boschert, as chief executive officer and chief financial officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Balsam Ventures, Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Balsam Ventures, Inc.

                                       By:     /s/ John Boschert
                                               ---------------------------------

                                       Name:   JOHN BOSCHERT

                                       Title:  Chief Executive Officer

                                       Date:   August 13, 2002