Form 10QSB
period 2002-09-30
BALSAM VENTURES INC
filed 2002-11-15
CIK 1103092

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  SEPTEMBER  30,  2002

[   ]   Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  periodto


             Commission  File  Number     000-32011
                                          ---------

                              BALSAM VENTURES, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                              52-2219056
-----------------------------------      --------------------
(State  or  other  jurisdiction  of      (IRS  Employer
incorporation  or  organization)         Identification  No.)



810  PEACE  PORTAL  DRIVE,  SUITE  200,
BLAINE,  WASHINGTON                      98230
--------------------------------------   -----
(Address of principal executive offices) (Zip  Code)

Issuer's  telephone  number,
  including  area  code:                 866-277-7772
                                         ------------

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year end if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,200,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE OUTSTANDING AS OF NOVEMBER 8, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)





                                  SEPTEMBER 30   DECEMBER 31
                                       2002          2001
--------------------------------------------------------------


ASSETS

CURRENT
  Cash                              $      72   $ 14,877

SOFTWARE DEVELOPMENT COSTS              8,675      8,675
 LICENSE (Note 3)                           -          -
                                    ----------------------
                                    $   8,747   $ 23,552
==========================================================


LIABILITIES

CURRENT
  Accounts payable                  $  77,101   $  1,809
                                    ----------------------



SHAREHOLDER'S (DEFICIENCY) EQUITY

SHARE CAPITAL
  Authorized:
   100,000,000 common shares,
   par value with $0.001 per share

  Issued and outstanding:
   20,200,000 common shares            20,200     10,100

  Additional paid-in capital           64,900     64,900

DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE               (153,454)   (53,257)
                                    ----------------------
                                      (68,354)    21,743
                                    ----------------------

                                    $   8,747   $ 23,552
==========================================================


                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          STATEMENT OF LOSS AND DEFICIT
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



-----------------------------------------------------------------------------------------

                                                                              INCEPTION
                                                                              AUGUST 17
                            THREE MONTHS ENDED          NINE MONTHS ENDED      1999 TO
                                SEPTEMBER 30              SEPTEMBER 30      SEPTEMBER 30
                             2002         2001         2002         2001         2002
-----------------------------------------------------------------------------------------
EXPENSES
  Consulting services    $    40,020   $         -  $    42,847  $         -  $ 42,947
  Domain registration              -             -           46            -       251
  Professional fees            9,506         2,835       31,674       12,242    79,908
  Office and sundry            2,532           410        5,395          944     7,685
  Regulatory                  (2,515)            -        4,985            -     4,985
  Stock transfer services        212           195        2,862          195     5,290
  Travel                       2,288             -        2,288            -     2,288
                         --------------------------------------------------------------
NET LOSS FOR THE PERIOD  $    52,043   $     3,440  $    90,097  $    13,381  $143,354
=======================================================================================

NET LOSS PER SHARE       $      0.01   $      0.01  $      0.01  $      0.01
=============================================================================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING    20,200,000    20,200,000   20,200,000   20,200,000
=============================================================================


                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




-----------------------------------------------------------------------------------------

                                                                         INCEPTION
                                                                         AUGUST 17
                            THREE MONTHS ENDED     NINE MONTHS ENDED      1999 TO
                                SEPTEMBER 30         SEPTEMBER 30      SEPTEMBER 30
                             2002         2001    2002         2001         2002
-----------------------------------------------------------------------------------------

CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net loss for the period    $(52,043)  $(3,440)  $(90,097)  $(13,381)  $(143,354)

ADJUSTMENTS TO
 RECONCILE NET
 LOSS TO NET
 CASH USED BY
 OPERATING ACTIVITIES
   Change in accounts payable  52,115       222     75,292      2,951      77,101
                             -----------------------------------------------------

                                   72    (3,218)   (14,805)   (10,430)    (66,253)
                             -----------------------------------------------------

CASH FLOWS FROM
 INVESTING ACTIVITY
  Software development costs        -         -          -          -      (8,675)
                             -----------------------------------------------------

CASH FLOWS FROM
 FINANCING ACTIVITY
  Share capital                     -         -          -          -      75,000
                             -----------------------------------------------------

INCREASE (DECREASE) IN CASH        72    (3,218)   (14,805)   (10,430)         72

CASH, BEGINNING OF PERIOD           -    31,388     14,877     38,600           -
                             -----------------------------------------------------

CASH, END OF PERIOD          $     72   $28,170   $     72   $ 28,170   $      72
==================================================================================



                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




                               COMMON  STOCK
                            ------------------  ADDITIONAL  SHARE
                                                PAID-IN     SUBSCRIPTIONS
                             SHARES    AMOUNT   CAPITAL     RECEIVABLE   DEFICIT      TOTAL
                           ------------------------------------------------------------------
Shares issued for
  cash at $0.001            5,000,000  $ 5,000  $      -  $         -   $       -   $  5,000

Shares issued for
  cash at $0.01             5,000,000    5,000    45,000            -           -     50,000

Shares issued for
  cash at $0.20               100,000      100    19,900            -           -     20,000

Subscriptions receivable            -        -         -       (2,500)          -     (2,500)

Net loss for the period             -        -         -            -      (2,926)    (2,926)
                           ------------------------------------------------------------------


Balance,
December 31, 1999          10,100,000   10,100    64,900       (2,500)     (2,926)    69,574

Subscriptions receivable            -        -         -        2,500           -      2,500

Net loss for the year               -        -         -            -     (31,342)   (31,342)
                           ------------------------------------------------------------------

Balance,
December 31, 2000          10,100,000   10,100    64,900            -     (34,268)    40,732

Net loss for the year               -        -         -            -     (18,989)   (18,989)
                           ------------------------------------------------------------------

Balance,
 December 31, 2001         10,100,000   10,100    64,900            -     (53,257)    21,743

Stock split (2 for 1)      10,100,000   10,100         -            -     (10,100)         -

Net loss
for the period                      -        -         -            -     (90,097)   (90,097)
                           ------------------------------------------------------------------

Balance,
September 30, 2002         20,200,000  $20,200  $ 64,900  $         -   $(153,454)  $(68,354)
                           ==================================================================


                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION  AND  OPERATIONS

Basis  of  Presentation

The unaudited financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.

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

                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                              BALSAM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



3.     LICENSE

Pursuant to an exclusive license agreement, as amended, dated June 5, 2002, the Company has acquired the exclusive worldwide license to use, commercialize and license the technology for self-chilling beverage containers. In consideration of the grant of the exclusive license, the Company agreed to:

a)   Issue  300,000  restricted  common  shares;

b) Pay a license fee of US$200,000 within 180 days following the date of execution of the agreement;

c) Incur the development expenditures not less than $1,800,000 within 27 months following the date of execution of two agreements;

d)   Pay  royalties  on  the  following  basis:

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

LICENSE  OF  COOL  CAN  TECHNOLOGY

On June 6, 2002, we entered into an exclusive licensing agreement (the "License Agreement") with Cool Can Technologies, Inc., ("Cool Can") pursuant to which we were granted the exclusive worldwide right and license, for a period of 40 years, to enjoy, commercialize and exploit Cool Can's proprietary Instacool self-chilling beverage container technology (the "Technology"). The licensed rights include the right to manufacture, use and sell apparatus and products embodying the Technology and the right to grant sub-licenses of our right to manufacture, use and sell products embodying the Technology. The consideration we have agreed to pay to Cool Can pursuant to the Agreement is as follows:

1.   we  must  pay  Cool  Can  a  license  fee  of $200,000 by December 2, 2002;

2. we must expend $1,800,000 to develop and commercialize the Technology within 27 months of June 6, 2002; and

3. we must pay ongoing royalties to Cool Can equal to 5% of gross profits from sales of products or 5% of gross licensing revenues subject to minimum royalty payments of $200,000 per year in each of our fiscal years following the fiscal year ended June 30, 2004.

The date for payment of the license fee of $200,000 and the date by which we must expend $1,800,000 on development and commercialization of the Technology was extended for an additional 90 day period pursuant to an amendment to the License Agreement entered into between us and Cool Can on September 2, 2002. Under this amendment, we have agreed to issue 300,000 shares of our common stock to Cool Can in consideration for (a) extension of the date for payment of the license fee of $200,000 to December 2, 2002; and (b) extension of the date for expenditure of $1,800,000 on development and commercialization of the Technology to the date that is 27 months from June 6, 2002. These shares have not been issued to date, and are anticipated to be issued in our fourth quarter. A copy of this Amendment No. 1 to the License Agreement is attached as an exhibit to this Quarterly Report on Form 10-QSB.

Subject to the license, the patents and trademarks included in the Technology (the "Intellectual Property") remain the property of Cool Can however, we have a right of first refusal to acquire the Intellectual Property should Cool Can seek to dispose of the Technology during the currency of the License Agreement.

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

     (2) We plan to raise the required $200,000 to pay for the payment under our License Agreement for the InstaCool technology due on December 2, 2002;

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

     (5) We anticipate spending approximately $140,000 on general overhead expenses, including office expenses and consulting fees.

We anticipate that we will be spend approximately $666,000 over the next twelve-month period pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $363,000 will be spent on our plan of operations over the next six months. Our present cash reserves are not sufficient for us to carry out our plan of operations without substantial additional financing. We are currently attempting to arrange for an equity financing that would enable us to proceed with our plan of operations. However, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve the required financing. If we are not able to complete a financing to pay for the $200,000 due under our License Agreement on

December 2, 2002, then our License Agreement will terminate and we will lose all rights to the InstaCool Technology. If we are successful in acquiring a license of the Cool Can technology, there is no assurance that we will be able to achieve sufficient financing that would be required to commercialize this technology and to earn revenues.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS  OF  OPERATIONS

We did not earn any revenues during the period ended September 30, 2002. We do not anticipate earning revenues until we commence sales of advertising on our immigration web site or we are successful completing the development of the InstaCool technology and are successful in commercializing this technology. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from our immigration web site or from the InstaCool technology even if we achieve the financing to develop this technology.

We incurred operating expenses in the amount of $90,097 for the nine months ended September 30, 2002 as compared to $13,381 for the nine months ended September 30, 2001. The largest component of our operating expenses was consulting services in the amount of $42,847 for the nine months ended September 30, 2002, of which $40,020 was incurred in the three months ended September 30, 2002. These consulting services were incurred in connection with our efforts to raise the financing necessary to complete the $200,000 payment due to Cool Can under the License Agreement and to proceed with development of the Technology. For the nine months ended September 30, 2002, our operating expenses also included professional fees in the amount of $31,674 associated with our acquisition for the license of the InstaCool Technology and compliance with our ongoing reporting requirements under the Securities Exchange Act of 1934. We also incurred office and sundry expenses in the amount of $5,395 during this period compared to $944 for the same period last year. We anticipate our operating costs will increase without any corresponding increase in revenues if we achieve the financing necessary to proceed with the development of the InstaCool technology.

We incurred a loss of $90,097 for the nine months ended September 30, 2002 compared to $13,381 for the nine months ended September 30, 2001. Our net loss was attributable entirely to our operating expenses.


FINANCIAL  CONDITION

LIQUIDITY  AND  FINANCIAL  CONDITION

We had cash of $72 as of September 30, 2002, compared to cash of $14,877 as of December 31, 2001. We had a working capital deficit of $77,029 as of September 30, 2002, compared to positive working capital as of $13,068 as of December 31, 2001.

We will require additional financing if we are to continue operations as we have yet to realize revenues from our Internet web site operations, the InstaCool technology is still in the development stage and our plan of operations calls for expenses in the amount of $666,000 over the next twelve months. We have postponed marketing of our immigration web site as we pursue the financing and development of the InstaCool Technology. Accordingly, we anticipate that we will not earn any revenues over the next twelve months from this web site unless we determine at a later date to initiate a marketing plan for our immigration web site. We anticipate that any additional financing that we require to complete our plan of operations would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our plan of operations and we may lose our license agreement for the InstaCool technology.

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


ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John Boschert. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  2.  CHANGES  IN  SECURITIES

We did not complete any unregistered sales of our common stock during our fiscal quarter ended September 30, 2002.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during our third quarter ended September 30, 2002.


ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K
--------------
EXHIBIT NUMBER DESCRIPTION OF EXHIBIT
-------------- -----------------------------------------------------------------
10.2 Amendment No. 1 to Exclusive License Agreement between Cool Can Technologies, Inc. and Balsam Ventures, Inc. dated September 2, 2002(1)

99.1           Certification  of  Chief  Executive  Officer  and Chief Financial
               Officer  pursuant  to  pursuant  to  18  U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We  did not file any Current Reports on Form 8-K during the fiscal quarter ended
September  30,  2002.   We  have not filed any Current Reports on Form 8-K since
September  30,  2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

BALSAM  VENTURES,  INC.

Date:     NOVEMBER  14,  2002


By:  /s/ JOHN  BOSCHERT
     -----------------------------
      JOHN  BOSCHERT,
      PRESIDENT,  SECRETARY  AND  TREASURER
      CHIEF  EXECUTIVE  OFFICER  AND  CHIEF  FINANCIAL  OFFICER

                                 CERTIFICATIONS*
I, JOHN BOSCHERT, Chief Executive Officer and Chief Financial Officer of Balsam Ventures, Inc. (the' Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of Balsam Ventures, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  NOVEMBER  14,  2002         /s/ JOHN  BOSCHERT
                                   _________________________
                                   (Signature)
                                   CHIEF  FINANCIAL  OFFICER
                                   AND  CHIEF  EXECUTIVE  OFFICER
                                   ------------------------------
                                   (Title)