Form 10KSB
period 2002-12-31
BALSAM VENTURES INC
filed 2003-05-14
CIK 1103092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2002
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _________  to  ____________

Commission  File  No.  000-32011
                       ---------


                              BALSAM VENTURES, INC.
                              ---------------------
              (Exact name of Registrant as specified in its charter)

          NEVADA                             52-2219056
----------------                             ----------
(State  or  other  jurisdiction  of          (I.R.S.  Employer
incorporation  or  organization)             Identification  Number)

SUITE  208,  20  EAST  FOOTHILL  BLVD.
ARCADIA,  CALIFORNIA                         91006
--------------------                         -----
(Address  of  principal executive offices)   (Zip Code)

Registrant's  telephone  number,  including  area  code:     (626)  574-2911
                                                              --------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes   [ ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Revenues  for  2002  were  NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 30, 2003 is: $200,000

The number of shares of the issuer's Common Stock outstanding as of December 31, 2002 was 20,200,000.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                      PART I
                                     -------

ITEM  1.     DESCRIPTION  OF  BUSINESS

Overview

We  were  incorporated on August 17, 1999 under the laws of the state of Nevada.

In accordance with our original business plan, we have developed a free Internet web site at our "www.usacitizenship.net" domain that provides a reliable source of information on immigration into the United States. Our business plan is to draw users to our web site so that we can sell and generate revenues from the sale of web site advertisements. We believe that the an Internet web site which offers free information on the process of immigrating into the United States would attract substantial usage. We believe that if we are successful in attracting people to our web site, we will be able to generate revenues from advertisers who are interested in the demographics of our web site users.

We have completed the development of our web site and our web site is now operational. We have yet to achieve any sales of advertising on our web site. Our business plan is to solicit advertisers whose target market includes the users of our web site in order to generate revenues. We have not earned any revenue to date.

As discussed below, on June 6, 2002, we entered into an exclusive licensing agreement (the "License Agreement") with Cool Can Technologies, Inc., ("Cool
Can"). We have delayed development of our web site business in order to concentrate on development of the technology licensed under the License Agreement. In the event that we are not successful in renegotiating the License Agreement as described below, we intend to focus on the web site business.

License  of  Cool  Can  Technology

On June 6, 2002, we entered into an exclusive licensing agreement which was amended on September 2, 2002 (the "License Agreement") with Cool Can Technologies, Inc., ("Cool Can") pursuant to which we were granted the exclusive worldwide right and license, for a period of 40 years, to enjoy, commercialize and exploit Cool Can's proprietary Instacool self-chilling beverage container technology (the "Technology"). The licensed rights include the right to manufacture, use and sell apparatus and products embodying the Technology and the right to grant sub-licenses of our right to manufacture, use and sell products embodying the Technology. The consideration we have agreed to pay to

Cool  Can  pursuant  to  the  License  Agreement  is  as  follows:

1. we must pay Cool Can a license fee of $200,000 by December 2, 2002 (which sum has not been paid);

2. we must expend $1,800,000 to develop and commercialize the Technology within 27 months of June 6, 2002; and

3. we must pay ongoing royalties to Cool Can equal to 5% of gross profits from sales of products or 5% of gross licensing revenues subject to minimum royalty payments of $200,000 per year in each of our fiscal years following the fiscal year ended June 30, 2004.

4. we must issue 300,000 shares of our common stock to Cool Can (which shares have not yet been issued).

We are presently in default of the License Agreement because we have failed to pay the $200,000 license fee by December 2, 2002 and we have received a notice of default from Cool Can on March 10, 2003 which required us to remedy the default within 30 days (the "Default Period") or lose our rights under the license agreement. We are in discussions with Cool Can to renegotiate the license agreement in view of the difficulty of obtaining financing in the current financial market environment. Cool Can continues to extend the default period while discussions are ongoing and we feel confident that we will be able to renegotiate the agreement to permit us to proceed with the development of the technology.

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

Significant  Employees

We have no significant employees other than the officers and directors of the company.

Research  and  Development  Expenditures

We have incurred no research and development expenditures during the fiscal year ended December 31, 2002.

Subsidiaries

We  do  not  have  any  subsidiaries.

Patents  and  Trademarks

We  do  not  own,  either  legally  or  beneficially,  any  patent or trademark.

Subject to the License Agreement, the patents and trademarks included in the Technology remain the property of Cool Can however; we have a right of first refusal to acquire the patents and trademarks should Cool Can seek to dispose of the Technology during the currency of the License Agreement.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

We have no real estate property holdings and at this time we have no agreements to acquire any properties. We do not lease any real property.


ITEM  3.     LEGAL  PROCEEDINGS

We  are  not  currently  a  party  to  any  legal  proceedings.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal year ended December 31, 2002.

                                     PART II

                                     -------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

Market  Information

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time under the symbol BLSV. On April 30, 2003, our stock's closing price was $0.02 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. The high and the low trades for the 52 week range ended April 30, 2003 were $0.015 to $2.52. These prices are closing prices and appear as approximate figures.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders  of  Our  Common  Stock

As of December 31, 2002, there were 8 holders of the record of the Company's common stock. The company believes that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Recent  Sales  of  Unregistered  Securities

We did not complete any unregistered sales of our common stock during the fiscal year ended December 31, 2002.

Under the amendment to our License Agreement with Cool Can dated September 2, 2002, we have agreed to issue 300,000 shares of our common stock to Cool Can. These shares have not been issued to date. These shares will be issued in reliance on the exemption contained in section 4(2) of the Securities Act of 1933.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS


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

     (2) We plan to raise the required $200,000 to pay for the payment under our License Agreement for the InstaCool technology already past due;

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

We anticipate that we will be spending approximately $666,000 over the next twelve-month period pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $363,000 will be spent on our plan of operations over the next six months. Our present cash reserves are not sufficient for us to carry out our plan of operations without substantial additional financing. We are currently attempting to arrange for an equity financing that would enable us to proceed with our plan of operations. However, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve the required financing. If we are not able to complete a financing to pay for the $200,000 due under our License Agreement and Cool Can refuses to grant a further extension of the default period, then our License Agreement will terminate and we will lose all rights to the InstaCool Technology. If we are successful in maintaining our license of the Cool Can technology, there is no assurance that we will be able to achieve sufficient financing that would be required to commercialize this technology and to earn revenues. We are presently in default of the License Agreement because we have failed to pay the $200,000 license fee by December 2, 2002. We are in discussions with Cool Can to renegotiate the license agreement and Cool Can continues to extend the Default Period while the negotiations take place. In the event that we are not successful in renegotiating the agreement with Cool Can, we intend to focus on the advertising and marketing campaign for our web site.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

Results  of  Operations

We did not earn any revenues during the fiscal year ended December 31, 2002. We do not anticipate earning revenues until we commence sales of advertising on our immigration web site or we are successful completing the development of the InstaCool technology and are successful in commercializing this technology. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from our immigration web site or from the InstaCool technology even if we achieve the financing to develop this technology.

We incurred operating expenses in the amount of $163,424 for the fiscal year ended December 31, 2002 as compared to $18,989 for the fiscal year ended December 31, 2001. The largest component of our operating expenses were consulting services in the amount of $93,847 for the fiscal year ended December 31, 2002, of which $91,020 was incurred in the last six months of the fiscal year. These consulting services were incurred in connection with our efforts to raise the financing necessary to complete the $200,000 payment due to Cool Can under the License Agreement and to proceed with development of the Technology. For the fiscal year ended December 31, 2002, our operating expenses also included professional fees in the amount of $44,628 associated with our acquisition for the license of the InstaCool Technology and compliance with our ongoing reporting requirements under the Securities Exchange Act of 1934. We also incurred office and sundry expenses in the amount of $6,757 during this period compared to $1,243 for the same period last year. We anticipate our operating costs will increase without any corresponding increase in revenues if we achieve the financing necessary to proceed with the development of the InstaCool technology.

We incurred a loss of $163,434 for the fiscal year ended December 31, 2002 compared to a loss of $18,989 in the prior year. Our net loss was attributable entirely to our operating expenses.

Liquidity  and  Financial  Condition

We had cash of $45 as of December 31, 2002 as compared to cash of $14,877 as of December 30, 2001. At December 31, 2002 we had a working capital deficit of $150,356 as compared to working capital of $13,068 at December 31, 2001. The decrease in working capital is attributable primarily to our operating expenses during the year ended December 31, 2002, our inability to earn revenues during this year and an increase in our accounts payable.

We will require additional financing if we are not successful in earning revenues from either our web site or the InstaCool technology. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that any additional financing may be in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Forward  Looking  Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are a number of factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.


ITEM  7.     FINANCIAL  STATEMENTS

Index  to  Financial  Statements:

1.   Auditors'  Report;

2. Audited Financial Statements for the year ended December 31, 2002, including:

     a.   Balance  Sheets  as  at  December  31,  2002  and  2001;

     b. Statements of Operations for the years ended December 31, 2002 and December 31, 2002 and for the period from inception August 17, 1999 to December 31, 2002.

     c. Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001 and for the period from inception August 17, 1999 to December 31, 2002

     d.   Statements  of  Stockholders'  (Deficiency)

     e.   Notes  to  Financial  Statements.

                              BALSAM VENTURES INC.
                          (A Development Stage Company)



                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2002 AND 2001
                             (Stated in U.S Dollars)

                                                    Morgan
                                                    & Company
                                                    Chartered Accountants





                          INDEPENDENT AUDITORS' REPORT




To the Shareholders and Directors of Balsam Ventures Inc.
(A  Development  Stage  Company)


We have audited the accompanying balance sheets of Balsam Ventures Inc. (a development stage company) as at December 31, 2002 and 2001, and the statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended, and for the period from inception, August 17, 1999, to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception, August 17, 1999, to December 31, 2002, in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  B.C.                                     /s/ Morgan & Company
March  25,  2003                                     Chartered  Accountants


Tel:  (604) 687-5841       Member of            P.O. Box 10007 Pacific Centre
Fax:  (604) 687-0075         ACPA        Suite 1488 - 700 West Georgia Street
www.morgan-cas.com        International               Vancouver, B.C. V7Y 1A1

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)



---------------------------------------------------------
                                        DECEMBER  31
                                      2002       2001
---------------------------------------------------------




ASSETS

Current
  Cash                             $      45   $ 14,877

Software Development Costs             8,675      8,675
                                   ---------------------
                                   $   8,720   $ 23,552
=========================================================


LIABILITIES

Current
  Accounts payable                 $ 150,401   $  1,809
                                   ---------------------



SHAREHOLDER'S EQUITY (DEFICIENCY)

Share Capital
  Authorized:
    100,000,000 common shares,
    par value with $0.001 per share

  Issued and outstanding:
    20,200,000 common shares at
    December 31, 2002 and
    10,100,000 common shares at
    December 31, 2001                 20,200     10,100

Additional paid-in capital            64,900     64,900

Deficit Accumulated During
The Development Stage               (226,781)   (53,257)
                                   ---------------------


                                    (141,681)    21,743
                                   ---------------------

                                   $   8,720   $ 23,552
=========================================================




                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)



----------------------------------------------------------------

                                                     INCEPTION
                                                     AUGUST 17
                                  YEARS ENDED          1999 TO
                                  DECEMBER 31        DECEMBER 31
                               2002         2001        2002
----------------------------------------------------------------
Expenses
  Consulting services       $    93,847  $         -  $ 93,947
  Domain registration                46          135       251
  Professional fees              44,628       16,693    92,862
  Office and sundry               6,757        1,243     9,047
  Regulatory                      6,160            -     6,160
  Stock Transfer Services         2,887          918     5,315
  Travel                          9,099            -     9,099
                            -----------------------------------

Loss For The Year               163,424       18,989  $216,681
===============================================================
Loss Per Share              $      0.01  $      0.01
=====================================================

Weighted Average Number Of
 Shares Outstanding          20,200,000   20,200,000
=====================================================



                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)



------------------------------------------------------------------------
                                                            INCEPTION
                                                            AUGUST 17
                                           YEARS ENDED        1999 TO
                                           DECEMBER 31      DECEMBER 31
                                         2002       2001        2002
------------------------------------------------------------------------



Cash Flows From Operating Activities
  Net loss for the year               $(163,424)  $(18,989)  $(216,681)

Adjustments To Reconcile Net
 Loss To Net
  Cash Used By Operating Activities
    Change in accounts payable          148,592        941     150,401
                                       --------------------------------


                                        (14,832)   (18,048)    (66,280)
                                       --------------------------------



Cash Flows From Investing Activity
  Software development costs                  -     (5,675)     (8,675)
                                       --------------------------------

Cash Flows From Financing Activities
  Share capital                               -          -      75,000
  Subscriptions receivable                    -          -           -
                                       --------------------------------



                                              -          -      75,000
                                       --------------------------------

Increase (Decrease) In Cash             (14,832)   (23,723)         45

Cash, Beginning Of Year                  14,877     38,600           -
                                       --------------------------------

Cash, End Of Year                     $      45   $ 14,877   $      45
=======================================================================



                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)




                                       COMMON STOCK
                               ----------------------------
                                                  ADDITIONAL  SHARE
                                                  PAID-IN     SUBSCRIPTIONS
                               SHARES    AMOUNT   CAPITAL     RECEIVABLE    DEFICIT      TOTAL
                               ----------------------------------------------------------------


Shares issued for cash at
 0.001                        5,000,000  $ 5,000  $      -  $         -   $       -   $   5,000
Shares issued for cash at
 0.01                         5,000,000    5,000    45,000            -           -      50,000
Shares issued for cash at
 0.20                           100,000      100    19,900            -           -      20,000
Subscriptions receivable              -        -         -       (2,500)          -      (2,500)
Net loss for the period               -        -         -            -      (2,926)     (2,926)
                             -------------------------------------------------------------------
Balance,
 December 31, 1999            10,100,000   10,100    64,900       (2,500)     (2,926)     69,574

Subscriptions receivable              -        -         -        2,500           -       2,500
Net loss for the year                 -        -         -            -     (31,342)    (31,342)
                             -------------------------------------------------------------------
Balance,
 December 31, 2000           10,100,000   10,100    64,900            -     (34,268)     40,732

Net loss for the year                 -        -         -            -     (18,989)    (18,989)
                             -------------------------------------------------------------------
Balance,
 December 31, 2001           10,100,000   10,100    64,900            -     (53,257)     21,743

Stock split (2 for 1)        10,100,000   10,100         -            -     (10,100)          -
 Net loss for the year                -        -         -            -    (163,424)   (163,424)
                             -------------------------------------------------------------------
Balance,
 December 31, 2002           20,200,000  $20,200  $ 64,900  $         -   $(226,781)  $(141,681)
                            =====================================================================



                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



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

c)     Going  Concern

     Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances, related party loans, and the support of creditors in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



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

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     d)   Impairment  of  Long-Lived  Assets

     The Company periodically evaluates potential impairments of its long-lived assets, including intangibles. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows or other methods of determining fair value.

     Long-lived assets to be disposed of are carried at the lower of cost or fair value less estimated costs of disposal.

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

     g)   Foreign  Currency  Translation

     The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

          i)   monetary  items at the rate prevailing at the balance sheet date;
          ii)  non-monetary  items  at  the  historical  exchange  rate;
          iii) revenue and expense at the average rate in effect during the applicable accounting period.

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     h)   Stock  Based  Compensation

     The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 - "Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

     i)   Basic  and  Diluted  Loss  Per  Share

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2002, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


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

     c) Incur the development expenditures not less than $1,800,000 within 27 months following the date of execution of the agreements;

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



3.   LICENSE  (Continued)

     d)   Pay  royalties  on  the  following  basis:

          i) a sales royalty on the sale of products equal to 5% of gross profits; and
          ii) a license royalty on revenues from sub-licensing equal to 5% of gross license revenue.

     The royalties in respect of any fiscal year following the fiscal year ended June 30, 2004 shall not be less than $200,000 per year.


4.   SHARE  CAPITAL

     During the year, the Company increased its issued and outstanding share capital by way of a two for one split of the Company's common stock. The stock split was effected by the completion of a stock dividend to each of the Company's shareholders of one common share for every one common share held.


5.   RELATED  PARTY  TRANSACTIONS

     During the year ended December 31, 2002, director's compensation totalled $21,127 (2001 - $Nil).

     Accounts  payable  includes  $25,656  (2001  -  $Nil)  due  to  directors.


6.   CONTINGENCY

     As at December 31, 2002, the Company was in default under the terms of the amended license agreement described in Note 3. Upon receipt of notice of default, the Company will have thirty days to correct the default or the exclusive license will terminate.

     On March 10, 2003, the Company received notice of default from the licensor.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNING AND FINANCIAL DISCLOSURE

We have had no disagreements with its independent auditors on accounting or financial disclosures.

                                    PART III
                                    --------

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Our executive officers and directors and their respective ages as of January 31, 2003 are as follows:

Directors:

Name  of  Director               Age
----------------------          -----
David  Lam                        47
John  Boschert                    33

Executive  Officers:

Name  of  Officer                Age       Office
--------------------            -----      -------
David  Lam                       47        President and Chief Executive Officer
John  Boschert                   33        Secretary, Treasurer,  and  Chief
                                           Financial  Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Mr. David Lam is our president, chief executive officer and a director of the company. Mr. Lam was appointed as president, chief executive officer and director of the Company on December 10, 2002. Mr. Lam is the president and chief executive officer of Mediverse International, Inc. of Arcadia, California since 1994. Mediverse is a medical device exporting company and Mr. Lam is responsible for domestic strategic alliances and building the distribution network in Far East Asia. Mr. Lam is also the Managing Director of Topher Investment, L.L.C. since 1997, where he focuses on the acquisitions/sales of commercial real estate investments and property management.

Mr. John Boschert is our secretary, treasurer, and chief financial officer. Mr. Boschert was our president from July 4, 2002 to December 10, 2002 when Mr. Lam was appointed. Mr. Boschert has worked for Universal Domains Incorporated as a consultant since 1998 and was involved with the daily operations of Prime Time Foods and Primo's Mexican Specialties. Prior to joining Universal Domains Incorporated, Mr. Boschert worked in the investor relations department for Harbour Pacific Capital Ltd. from 1997 to 1998. During the period from 1993 to 1997, Mr. Boschert was the managing partner of Concept Restaurants Ltd., a Vancouver based company which owned and operated a number of restaurants in British Columbia. Mr. Boschert received his diploma in business administration from Langara Community College in 1989.

Term  of  Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

We have no significant employees other than our executive officers and directors.

Section  16(A)  Beneficial  Ownership  Reporting  Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2002 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:


                              Number      Transactions      Known  Failures
                              Of Late     Not Timely        To File a Required
Name and Principal Position   Reports     Reported          Form
--------------------------------------------------------------------------------

David  Lam,  Director,        None        None               None
President,  and  Chief  Executive  Officer
--------------------------------------------------------------------------------
John Boschert, Director       None        None               None
Secretary,  Treasurer,
and  Chief  Financial
Officer
--------------------------------------------------------------------------------

ITEM  10.               EXECUTIVE  COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2002 and the fiscal year ended January 31, 2001.

Annual  Compensation  Table

                         Annual Compensation       Long Term Compensation
                    ----------------------------  ------------------------
                                          Other                             All
                                          Annual    Awards       Payouts   Other
                                            Com-  --------------  -------   Com-
                                            pen-  Restricted                pen-
                                            sa-   Stock   Options/  LTIP    sa-
Name      Title      Year  Salary  Bonus    tion  Awarded SARs*(#)payouts($)tion
----------------------------------------------------------------------------------
Robert    Former
Smith     Director,
          Secretary,
          Treasurer  2002      0        0        0       0      0      0        0
----------------------------------------------------------------------------------
                     2001      0        0        0       0      0      0        0
----------------------------------------------------------------------------------
David     Director,
Lam       President,
          and
          Chief
          Executive
          Officer    2002      0        0        0       0      0      0        0
----------------------------------------------------------------------------------
                     2001     N/A      N/A      N/A     N/A    N/A    N/A      N/A
----------------------------------------------------------------------------------
John      Director,
Boschert  Secretary,
          Treasurer,
          and
          Chief
          Financial  2002      0        0    $18,000*    0      0      0        0
----------------------------------------------------------------------------------
                     2001     N/A      N/A      N/A     N/A    N/A    N/A      N/A
----------------------------------------------------------------------------------




*  Each of Messrs. Lam and Boschert receive management fees of $3,000 per month.


At the present time, these amounts are being accrued pending receipt of financing.


Stock  Option  Grants

We did not grant any stock options to the executive officers during our most recent fiscal year ended December 31, 2002. We have also not granted any stock options to the executive officers since December 31, 2002, In addition, as of December 31, 2001, no retirement, pension or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


                                          Number  of
                     Name and address     Shares  of      Percentage  of
Title  of  class     of beneficial owner  Common Stock    Common Stock(1)
--------------------------------------------------------------------------------
Common Stock         David Lam            1,240,000 Shares             6.1%
                     Director, President,
                     and Chief Executive
                     Officer
                     20 E. Foothill
                     Blvd., #208
                     Arcadia, California
                     91006
--------------------------------------------------------------------------------
Common Stock         John Boschert        9,000,000 Shares             44.6%
                     Director, Secretary,
                     Treasurer, and
                     Chief Financial Officer
                     2154 West 33rd Avenue
                     Vancouver, BC, Canada V6M 1B9
--------------------------------------------------------------------------------
Common Stock         All Officers and     10,240,000 Shares            50.7%
                     Directors
                     as a Group
                     (two persons)
--------------------------------------------------------------------------------




     (1) Based on 20,200,000 shares of our common stock issued and outstanding as of December 31, 2002.


Except as otherwise noted, it is believed that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

Change  In  Control

On July 4, 2002, Mr. John Boschert, as purchaser, and Mr. Robert Smith, as seller, entered into the Stock Purchase Agreement, pursuant to which Mr. Boschert has acquired 10,000,000 shares of our common stock (representing approximately 49.5% of the outstanding shares of our common stock) for an aggregate purchase price of $42,000. The consideration for the acquisition has been paid from the personal funds of Mr. Boschert. The purchase of the shares of common stock by Mr. Boschert from Mr. Smith was consummated in a private transaction and Mr. Boschert may now be considered to be in "control" the Company. As a condition of the Stock Purchase Agreement, Mr. Smith resigned as president, director, secretary and treasurer of the Company. Mr. Boschert was appointed as a president and director of the Company with the authority to appoint our executive officers to fill the vacancies of Mr. Smith.

On December 10, 2002, Mr. John Boschert resigned as President and Chief Executive Officer of the Company and Mr. David Lam was appointed as President, Chief Executive Officer and a Director of the Company. Mr. Boschert remains the Secretary, Treasurer, Chief Financial Officer and a Director of the Company.

In connection with the appointment of Mr. Lam, Mr. Boschert transfered 1,000,000 restricted common shares of the Company to Mediverse International, Inc., a company controlled by Mr. Lam.

We are not aware of any arrangement that might result in a change in control of our company in the future.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     *    Any  of  our  directors  or  officers;
     *    Any  person  proposed  as  a  nominee  for  election  as  a  director;
     * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     *    Any  of  our  promoters;
     * Any relative or spouse of any of the foregoing persons who has the same house as such person.

                                     PART IV
                                     -------

ITEM  13.     EXHIBITS,  FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


--------------------------------------------------------------------------------
Exhibit
Number         Description  of  Exhibit
--------------------------------------------------------------------------------
99.1 and 99.2  Certifications  of  Chief  Executive  Officer and Chief Financial
               Officer  pursuant  to  pursuant  to  18  U.S.C.  Section 1350, as adopted  pursuant  to  Section  906  of the Sarbanes-Oxley Act of
               2002.  (1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Annual  Report  on  Form  10-KSB
--------------------------------------------------------------------------------

REPORTS  ON  FORM  8-K

     Date  of  Filing  Form  8-K   Description  of  Form  8-K
     ---------------------------   --------------------------
     June  20, 2002                Form  8-K  announcing  Cool  Can  license
                                   agreement  dated  June  5,  2002

     December  23,  2002           Form  8-K  announcing  the  Mr. John Boschert
                                   resigned  as  President  and  Chief Executive
                                   Officer and Mr. David Lam was appointed as President, Chief Executive Officer, and a
                                   Director  of  the  Company

ITEM  14.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. David Lam, and our Chief Financial Officer, Mr. John Boschert. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

BALSAM  VENTURES,  INC.




By:  /s/ David  Lam
     --------------------------
     David  Lam
     President,  Chief  Executive  Officer,  and
     Director
     Date:  May  9,  2003

                                 CERTIFICATIONS

I, David Lam, Chief Executive Officer of Balsam Ventures, Inc. (the "Registrant"), certify that;

(1)  I  have reviewed this annual report on Form10-KSB of Balsam Ventures, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May  9,  2003                 /s/ David  Lam
                                    ___________________________________
                                   (Signature)

                                   Chief  Executive  Officer

                                 CERTIFICATIONS

I, John Boschert, Chief Financial Officer of Balsam Ventures, Inc. (the "Registrant"), certify that;

(1)  I  have reviewed this annual report on Form10-KSB of Balsam Ventures, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May  9,  2003               /s/ John  Boschert
                                   ___________________________________
                                   (Signature)

                                   Chief  Financial  Officer