Form 10QSB
period 2003-03-31
BALSAM VENTURES INC
filed 2003-05-20
CIK 1103092

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For  the  quarterly  period  ended  March  31,  2003

[   ]    Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
         Act  of  1934

         For  the  transition  period                 to


          Commission  File  Number     000-32011
                                       ---------

                              BALSAM VENTURES, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                52-2219056
-----------------------------------        --------------------
(State  or  other  jurisdiction  of        (IRS  Employer
incorporation  or  organization)           Identification  No.)




SUITE  208,  20  EAST  FOOTHILL  BLVD.
ARCADIA,  CALIFORNIA                       91006
--------------------------------------     -----
(Address of principal executive offices)   (Zip  Code)

Issuer's  telephone  number,
  including  area  code:                   626-574-2911
                                           ------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,200,000 shares of common stock, $0.001 par value outstanding as of March 31, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                              BALSAM VENTURES INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)




---------------------------------------------------------
                               MARCH 31     DECEMBER 31

                                     2003        2002
---------------------------------------------------------

ASSETS

Current
  Cash                            $       -   $      45

Software Development Costs            8,675       8,675
                                  ----------------------

                                  $   8,675   $   8,720
========================================================
LIABILITIES

Current
  Accounts payable                $ 184,794   $ 150,401
                                  ----------------------

SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares,
    par value with $0.001 per share

  Issued and outstanding:
    20,200,000 common shares         20,200      20,200

  Additional paid-in capital         64,900      64,900

Deficit Accumulated During The
 Development Stage                 (261,219)   (226,781)
                                  ----------------------
                                   (176,119)   (141,681)
                                  ----------------------
                                  $   8,675   $   8,720
========================================================


                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-------------------------------------------------------------------
                                                         INCEPTION
                                                         AUGUST 17
                                   THREE MONTHS ENDED     1999 TO
                                        MARCH 31          MARCH 31
                                   2003         2002        2003
-------------------------------------------------------------------

Expenses
  Consulting services           $    33,000  $       127  $126,947
  Domain registration                    83           46       334
  Professional fees                   1,234        7,768    94,096
  Office and sundry                      67          422     9,114
  Regulatory                              -            -     6,160
  Stock Transfer Services                54            -     5,369
  Travel                                  -            -     9,099
                                  ---------------------------------
Net Loss For The Period              34,438        8,363  $251,119
                                                          =========
Deficit Accumulated During The
Development Stage, Beginning
 Of Period                          226,781       53,257
                                  -----------------------
Deficit Accumulated During
The Development Stage,
 End Of Period                  $   261,219  $    61,620
=========================================================

Net Loss Per Share              $      0.01  $      0.01
=========================================================

Weighted Average Number
 Of Shares Outstanding           20,200,000   10,100,000
=========================================================


                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




---------------------------------------------------------------------
                                                            INCEPTION
                                                            AUGUST 17
                                       THREE MONTHS ENDED    1999 TO
                                             MARCH 31       MARCH 31
                                        2003       2002       2003
---------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period             $(34,438)  $(8,363)  $(251,119)

Adjustments To Reconcile Net
 Loss To Net
 Cash Used By Operating Activities
  Change in accounts payable            34,393     4,612     184,794
                                      -------------------------------
                                           (45)   (3,751)    (66,325)
                                      -------------------------------

Cash Flows From Investing Activity
  Software development costs                 -         -      (8,675)
                                      -------------------------------

Cash Flows From Financing Activities
  Share capital                              -         -      75,000
                                      -------------------------------

Increase (Decrease) In Cash                (45)   (3,751)          -

Cash, Beginning Of Period                   45    14,877           -
                                      -------------------------------

Cash, End Of Period                   $      -   $11,126   $       -
=====================================================================


                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                             COMMON STOCK
                               --------------------------------
                                                  ADDITIONAL   SHARE
                                                  PAID-IN   SUBSCRIPTIONS
                               SHARES    AMOUNT   CAPITAL    RECEIVABLE    DEFICIT      TOTAL
------------------------------------------------------------------------------------------------
Shares issued for cash
 at $0.001                    5,000,000  $ 5,000  $      -  $         -   $       -   $   5,000
Shares issued for cash
 at $0.01                     5,000,000    5,000    45,000            -           -      50,000
Shares issued for cash
at $0.20                        100,000      100    19,900            -           -      20,000
Subscriptions receivable              -        -         -       (2,500)          -      (2,500)
Net loss for the period               -        -         -            -      (2,926)     (2,926)
                             -------------------------------------------------------------------

Balance, December 31, 1999   10,100,000   10,100    64,900       (2,500)     (2,926)     69,574

Subscriptions receivable              -        -         -        2,500           -       2,500
Net loss for the year                 -        -         -            -     (31,342)    (31,342)
                             -------------------------------------------------------------------
Balance,
 December 31, 2000           10,100,000   10,100    64,900            -     (34,268)     40,732

Net loss for the year                 -        -         -            -     (18,989)    (18,989)
                             -------------------------------------------------------------------
Balance,
December 31, 2001            10,100,000   10,100    64,900            -     (53,257)     21,743

Stock split (2 for 1)        10,100,000   10,100         -            -     (10,100)          -
Net loss for the year                 -        -         -            -    (163,424)   (163,424)
                             -------------------------------------------------------------------
Balance,
 December 31, 2002           20,200,000   20,200    64,900            -    (226,781)   (141,681)

Net loss for the period               -        -         -            -     (34,438)    (34,438)
                             -------------------------------------------------------------------
Balance,
March 31, 2003               20,200,000  $20,200  $ 64,900  $         -   $(261,219)  $(176,119)
                             ===================================================================


                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION  AND  OPERATIONS

Basis  of  Presentation

The unaudited financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

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

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

e)     Foreign  Currency  Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

     i)   monetary  items  at  the  rate  prevailing  at the balance sheet date;
     ii)  non-monetary  items  at  the  historical  exchange  rate;
     iii) revenue and expense at the average rate in effect during the applicable accounting period.

f)     Stock  Based  Compensation

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

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

g)     Basic  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


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

                              BALSAM VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.     RELATED  PARTY  TRANSACTIONS

During the three month period ended March 31, 2003, director's compensation totalled $18,000 (2002 - $Nil).

Accounts  payable  includes  $28,465  (2002  -  $Nil)  due  to  a  director.


5.     CONTINGENCY

As at March 31, 2003, the Company was in default under the terms of the amended license agreement described in Note 3. The Company is in receipt of an extension of the remedy period under the notice of default, and will have until June 5, 2003 to correct the default or the exclusive license will terminate.

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

Results  of  Operations

We did not earn any revenues during the three month period ended March 31, 2003. We do not anticipate earning revenues until we commence sales of advertising on our immigration web site or we are successful completing the development of the InstaCool technology and are successful in commercializing this technology. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from our immigration web site or from the InstaCool technology even if we achieve the financing to develop this technology.

We incurred operating expenses in the amount of $34,438 for the three month period ended March 31, 2003 as compared to $8,363 for the same three month period in the previous year. The largest component of our operating expenses was consulting services in the amount of $33,000 for the three months ended March 31, 2003. These consulting services were incurred in connection with our efforts to raise the financing necessary to complete the $200,000 payment due to Cool Can under the License Agreement and to proceed with development of the Technology. We anticipate our operating costs will increase without any corresponding increase in revenues if we achieve the financing necessary to proceed with the development of the InstaCool technology.

We incurred a loss of $34,438 for the three month period ended March 31, 2003 compared to a loss of $53,257 in the same three month period in the prior year. Our net loss was attributable entirely to our operating expenses.

Liquidity  and  Financial  Condition

As of March 31, 2003, we had no cash, compared to cash of $45 on December 31, 2002. As of March 31, 2003 we had a working capital deficit of $184,794. The deficit of working capital is attributable primarily to our operating expenses, our inability to earn revenues, and an increase in our accounts payable.

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

ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. David Lam, and Chief Financial Officer, Mr. John Boschert. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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


Item  2.  Changes  in  Securities

We did not complete any unregistered sales of our common stock during our fiscal quarter ended March 31, 2003.


Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to a vote of our security holders during our first quarter ended March 31, 2003.


Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.


EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

-------
Exhibit
Number     Description of Exhibit
--------------------------------------------------------------------------------
99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We  did not file any Current Reports on Form 8-K during the fiscal quarter ended
March  31, 2003.   We have not filed any Current Reports on Form 8-K since March
31,  2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM  VENTURES,  INC.

Date:     May  19,  2003


By:   /s/ DAVID  LAM
      --------------------
      DAVID  LAM,
      President, Chief Executive Officer
      and Director

                                 CERTIFICATIONS*
I, David Lam, Chief Executive Officer of Balsam Ventures, Inc. (the' Registrant"), certify that;

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


Date:  May  19,  2003             /s/ DAVID  LAM
                                  _________________________
                                  (Signature)

                                  Chief  Executive  Officer
                                  -------------------------
                                  (Title)

                                 CERTIFICATIONS*
I, John Boschert, Chief Financial Officer of Balsam Ventures, Inc. (the' Registrant"), certify that;

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


Date:  May  19,  2003             /s/ John  Boschert
                                  _________________________
                                  (Signature)

                                  Chief  Financial  Officer
                                  -------------------------
                                  (Title)