Form 10QSB
period 2003-06-30
BALSAM VENTURES INC
filed 2003-08-19
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _____ to _____

Commission File Number 000-32011

BALSAM VENTURES, INC.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	52-2219056
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

SUITE 208, 20 EAST FOOTHILL BLVD.
ARCADIA, CALIFORNIA	91006
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: 626-574-2911

Not Applicable
(Former name, former address and former fiscal year end if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,200,000 shares of common stock, $0.001 par value outstanding as of June 30, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

BALSAM VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

BALSAM VENTURES INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$-	$45

Software Development Costs	8,675	8,675

	$8,675	$8,720

LIABILITIES

Current
Accounts payable	$228,800	$150,401

SHAREHOLDER’S DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value with $0.001 per
share

Issued and outstanding:
20,200,000 common shares	20,200	20,200

Additional paid-in capital	54,800	54,800

Deficit Accumulated During The Development Stage	(295,125)	(216,681)

	(220,125)	(141,681)

	$8,675	$8,720

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30		JUNE 30
	2003	2002	2003	2002	2003

Expenses
Consulting services	$33,000	$2,700	$66,000	$2,827	$159,947
Domain registration	102	-	185	46	436
Professional fees	10,895	14,400	12,129	22,168	104,991
Office and sundry	(16)	2,441	51	2,863	9,098
Regulatory	-	7,500	-	7,500	6,160
Stock transfer services	25	2,650	79	2,650	5,394
Travel	-	-	-	-	9,099

Net Loss For The Period	44,006	29,691	78,444	38,054	$295,125

Deficit Accumulated
During The Development
Stage, Beginning Of
Period	251,119	61,620	216,681	53,257

Deficit Accumulated
During The Development
Stage, End Of Period	$295,125	$91,311	$295,125	$91,311

Net Loss Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average
Number Of Shares
Outstanding	20,200,000	20,200,000	20,200,000	20,200,000

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
 (Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30		JUNE 30
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activities
Net loss for the period	$(44,006)	$(29,691)	$(78,444)	$(38,054)	$(295,125)

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activities
Change in accounts payable	44,006	18,565	78,399	23,177	228,800

	-	(11,126)	(45)	(14,877)	(66,325)

Cash Flows From Investing
Activity
Software development costs	-	-	-	-	(8,675)

Cash Flows From Financing
Activity
Share capital	-	-	-	-	75,000

Increase (Decrease) In Cash	-	(11,126)	(45)	(14,877)	-

Cash, Beginning Of Period	-	11,126	45	14,877	-

Cash, End Of Period	$-	$-	$-	$-	$-

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2003
 (Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL	SHARE
			PAID-IN	SUBSCRIPTIONS
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	TOTAL

Shares issued for cash at
$0.001	5,000,000	$5,000	$-	$-	$-	$5,000
Shares issued for cash at
$0.01	5,000,000	5,000	45,000	-	-	50,000
Shares issued for cash at
$0.20	100,000	100	19,900	-	-	20,000
Subscriptions receivable	-	-	-	(2,500)	-	(2,500)
Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31,
1999	10,100,000	10,100	64,900	(2,500)	(2,926)	69,574

Subscriptions receivable	-	-	-	2,500	-	2,500
Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31,
2000	10,100,000	10,100	64,900	-	(34,268)	40,732

Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31,
2001	10,100,000	10,100	64,900	-	(53,257)	21,743

Stock split (2 for 1)	10,100,000	10,100	(10,100)	-	-	-
Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31,
2002	20,200,000	20,200	54,800	-	(216,681)	(141,681)

Net loss for the period	-	-	-	-	(78,444)	(78,444)

Balance, June 30, 2003	20,200,000	$20,200	$54,800	$-	$(295,125)	$(220,125)

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND OPERATIONS

Basis of Presentation

The unaudited financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

Operations

a)	Organization The Company was incorporated in the State of Nevada, U.S.A., on August 17, 1999.
b)

Development Stage Activities

The Company plans to launch a free information website to assist and attract the people wanting information on immigration to the USA. The Company plans to use the website to earn income from companies who are prepared to pay to have web advertising in the form of a button or banners on the website selling their products or services. The Company plans to solicit advertisers who are targeting sales of their products and services at people using the Company’s website.

The Company is in the development stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Development Stage Company

The Company is a developed stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
c)

Software Development Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation. Upon implementation the asset will be amortized to expense over its estimated useful life of three years using the straight line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

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

Long-lived assets to be disposed of are carried at the lower of cost or fair value less estimated costs of disposal.

	e)	Foreign Currency Translation The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:
		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.
f)

Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 – “Accounting for Stock Issued to Employees”. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 – “Accounting for Stock Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
g)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

4.	RELATED PARTY TRANSACTIONS During the six month period ended June 30, 2003, director’s compensation totalled $36,000 (2002 - $Nil). Accounts payable includes $37,465 (2002 - $Nil) due to a director.
5.

CONTINGENCY

As at June 30, 2003, the Company was in default under the terms of the amended license agreement described in Note 3. The Company is in receipt of an extension of the remedy period under the notice of default, and will have until September 30, 2003 to correct the default or the exclusive license will terminate.

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

In accordance with our original business plan, we have developed a free Internet web site at our "www.usacitizenship.net" domain that provides a reliable source of information on immigration into the United States. Our original business plan was to draw users to our web site so that we could sell and generate revenues from the sale of web site advertisements. We believe that an Internet web site which offers free information on the process of immigrating into the United States would attract substantial usage. We believe that if we are successful in attracting people to our web site, we will be able to generate revenues from advertisers who are interested in the demographics of our web site users.

We have completed the development of our web site and our web site is now operational. We have yet to achieve any sales of advertising on our web site. Our business plan was to solicit advertisers whose target market includes the users of our web site in order to generate revenues. We have not earned any revenue to date.

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

We are presently in default of the License Agreement because we have failed to pay the $200,000 license fee by December 2, 2002 and we have received a notice of default from Cool Can on March 10, 2003 which required us to remedy the default within 30 days (the "Default Period") or lose our rights under the license agreement. On June 5, 2003, we reached an agreement with Cool Can to extend the Default Period. Accordingly, we now have until September 30, 2003 to remedy the default or lose our rights under the license agreement.

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

We anticipate that we will be spending approximately $666,000 over the next twelve-month period pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $363,000 will be spent on our plan of operations over the next six months. Our present cash reserves are not sufficient for us to carry out our plan of operations without substantial additional financing. We are currently attempting to arrange for an equity financing that would enable us to proceed with our plan of operations. However, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve the required financing. If we are not able to complete a financing to pay for the $200,000 due under our License Agreement and Cool Can refuses to grant a further extension of the default period, then our License Agreement will terminate and we will lose all rights to the InstaCool Technology. If we are successful in maintaining our license of the Cool Can technology, there is no assurance that we will be able to achieve sufficient financing that would be required to commercialize this technology and to earn revenues. We are presently in default of the License Agreement because we have failed to pay the $200,000 license fee by December 2, 2002. On June 5, 2003, we reached an agreement with Cool Can to extend the Default Period. Accordingly, we now have until September 30, 2003 to remedy the default or lose our rights under the license agreement. In the event that we are not successful in maintaining the license agreement, we intend to focus on the advertising and marketing campaign for our web site.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

Results of Operations

We did not earn any revenues during the three month period ended June 30, 2003. We do not anticipate earning revenues until we successfully complete the development and commercialization of the InstaCool technology or we commence sales of advertising on our immigration web site. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from our immigration web site or from the InstaCool technology even if we achieve the financing to develop this technology.

We incurred expenses in the amount of $78,444 for the six month period ended June 30, 2003, compared to $38,054 for the six month period ended June 30, 2002. We incurred expenses in the amount of $44,006 for the three month period ended June 30, 2003, compared to $29,691 for the same three month period in the previous year. The increase in expenditures for the six and three month periods ended on June 30, 2003 compared with 2002 are primarily attributable to the expenditure of significant consulting fees. These consulting services were incurred in connection with our efforts to raise the financing necessary to complete the $200,000 payment due to Cool Can under the License Agreement and to proceed with development of the Technology. We anticipate our operating costs will increase without any corresponding increase in revenues if we achieve the financing necessary to proceed with the development of the InstaCool technology.

We incurred a loss of $78,444 for the six month period ended June 30, 2003, compared to a loss of $38,054 for the six month period ended June 30, 2002. We incurred a loss of $44,006 for the three month period ended June 30, 2003, compared to a loss of $29,691 for the three month period ended June 30, 2002. Our net loss was attributable entirely to our operating expenses.

Liquidity and Financial Condition

As of June 30, 2003, we had no cash, compared to cash of $45 on December 31, 2002. We had a working capital deficit of $228,800 as of June 30, 2003, compared to a working capital deficit of $150,356 as of December 31, 2002. The deficit of working capital is attributable primarily to our operating expenses, our inability to earn revenues, and an increase in our accounts payable.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. David Lam, and Chief Financial Officer, Mr. John Boschert. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.     Changes in Securities

We did not complete any unregistered sales of our common stock during our fiscal quarter ended June 30, 2003.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during our first quarter ended June 30, 2003.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit
2.1	Exclusive License Agreement dated June 5, 2002 (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Amendment No.1 to Exclusive License Agreement between Cool Can Technologies, Inc. and Balsam Ventures, Inc. dated September 2, 2002 (3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form SB-2 Registration Statement, as amended on March 30, 2000.
(2)	Previously filed as an exhibit to a Current Report on Form 8-K filed on June 20, 2002
(3)	Previously filed as an exhibit to a Quarterly Report on Form 10-QSB filed on November 14, 2002

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2003. We have not filed any Current Reports on Form 8-K since June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

Date: August 15, 2003

By:	/s/David Lam

DAVID LAM,
President, Chief Executive Officer
and Director