Form 10QSB
period 2003-09-30
BALSAM VENTURES INC
filed 2003-11-19
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,200,000 shares of common stock, $0.001 par value outstanding as of September 30, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

BALSAM VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

BALSAM VENTURES INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2003	2002
ASSETS

Current
Cash	$-	$45

Software Development Costs	8,675	8,675
	$8,675	$8,720

LIABILITIES

Current
Accounts payable	$265,559	$150,401

SHAREHOLDER’S DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value with $ 0.001
per share

Issued and outstanding:
20,200,000 common shares	20,200	20,200

Additional paid-in capital	54,800	54,800

Deficit Accumulated During The Development Stage	(331,884)	(216,681)
	(256,884)	(141,681)
	$8,675	$8,720

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF LOSS AND DEFICIT

(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2003	2002	2003	2002	2003

Expenses
Consulting services	$33,000	$40,020	$99,000	$42,847	$192,947
Domain registration	-	-	185	46	436
Professional fees	3,052	9,506	15,181	31,674	108,043
Office and sundry	327	2,532	378	5,395	9,425
Regulatory	-	(2,515)	-	4,985	6,160
Stock transfer services	380	212	459	2,862	5,774
Travel	-	2,288	-	2,288	9,099

Net Loss For The Period	36,759	52,043	115,203	90,097	$331,884

Deficit Accumulated
During The
Development Stage,
Beginning Of Period	295,125	91,311	216,681	53,257

Deficit Accumulated
During The
Development Stage,
End Of Period	$331,884	$143,354	$331,884	$143,354

Net Loss Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average
Number Of Shares
Outstanding	20,200,000	20,200,000	20,200,000	20,200,000

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activities
Net loss for the period	$(36,759)	$(52,043)	$(115,203)	$(90,097)	$(331,884)

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activities
Change in accounts payable	36,759	52,115	115,158	75,292	265,559
	-	72	(45)	(14,805)	(66,325)

Cash Flows From Investing
Activity
Software development costs	-	-	-	-	(8,675)

Cash Flows From Financing
Activity
Share capital	-	-	-	-	75,000

Increase (Decrease) In Cash	-	72	(45)	(14,805)	-

Cash, Beginning Of Period	-	-	45	14,877	-

Cash, End Of Period	$-	$72	$-	$72	$-

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL	SHARE
			PAID-IN	SUBSCRIPTIONS
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	TOTAL

Shares issued for cash at
$0.001	5,000,000	$5,000	$-	$-	$-	$5,000
Shares issued for cash at
$0.01	5,000,000	5,000	45,000	-	-	50,000
Shares issued for cash at
$0.20	100,000	100	19,900	-	-	20,000
Subscriptions receivable	-	-	-	(2,500)	-	(2,500)
Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31,
1999	10,100,000	10,100	64,900	(2,500)	(2,926)	69,574

Subscriptions receivable	-	-	-	2,500	-	2,500
Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31,
2000	10,100,000	10,100	64,900	-	(34,268)	40,732

Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31,
2001	10,100,000	10,100	64,900	-	(53,257)	21,743

Stock split (2 for 1)	10,100,000	10,100	(10,100)	-	-	-
Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31,
2002	20,200,000	20,200	54,800	-	(216,681)	(141,681)

Net loss for the period	-	-	-	-	(115,203)	(115,203)

Balance, September 30,
2003	20,200,000	$20,200	$54,800	$-	$(331,884)	$(256,884)

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION AND OPERATIONS

Basis of Presentation

The unaudited financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

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

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
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

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
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

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

g)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	LICENSE (Continued)

	d)	Pay royalties on the following basis:

		i)	a sales royalty on the sale of products equal to 5% of gross profits; and
		ii)	a license royalty on revenues from sub-licensing equal to 5% of gross license revenue.

The royalties in respect of any fiscal year following the fiscal year ended June 30, 2004 shall not be less than $200,000 per year.

4.

RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2003, director’s compensation totalled $54,000 (2002 - $Nil).

Accounts payable includes $46,535 (2002 - $Nil) due to a director.

5.

CONTINGENCY

As at September 30, 2003, the Company was in default under the terms of the amended license agreement described in Note 3. The Company is in receipt of an extension of the remedy period under the notice of default, and will have until November 30, 2003 to correct the default or the exclusive license will terminate.

6.

SUBSEQUENT EVENT

Subsequent to September 30, 2003, the Company issued $260,000 of three year convertible notes bearing interest of 10% per annum. The notes are convertible into common shares at the lesser of $0.03 or 50% of the average trading price of the Company’s common shares for the ten trading days prior to conversion. The Company may, at its option, elect to pay a portion of the interest by issuing common shares.

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

In accordance with our original business plan, we developed a free Internet web site at "www.usacitizenship.net" to provide a reliable source of information on immigration into the United States. Our original business plan was to draw users to our web site so that we could sell and generate revenues from the sale of web site advertisements. We believed that an Internet web site which offers free information on the process of immigrating into the United States would attract substantial usage. We believed that if we were successful in attracting people to our web site, we would be able to generate revenues from advertisers who are interested in the demographics of our web site users.

We completed the development of our web site and it became operational. We did not achieve sales of advertising on our web site. We have not earned any revenue to date.

As discussed below, on June 6, 2002, we entered into an exclusive licensing agreement (the "License Agreement") with Cool Can Technologies, Inc., ("Cool Can"). We ceased development of our web site business in order to concentrate on development of the technology licensed under the License Agreement and the web site is not currently operational. In the event that we are not successful in renegotiating the License Agreement as described below, we intend to focus on the web site business.

License of Cool Can Technology

On June 6, 2002, we entered into an exclusive licensing agreement which was amended on September 2, 2002 (the "License Agreement") with Cool Can Technologies, Inc., ("Cool Can") pursuant to which we were granted the exclusive worldwide right and license, for a period of 40 years, to enjoy, commercialize and exploit Cool Can's proprietary Instacool self-chilling beverage container technology (the "Technology"). The licensed rights include the right to manufacture, use and sell apparatus and products embodying the Technology and the right to grant sub-licenses of our right to manufacture, use and sell products embodying the Technology. The consideration we agreed to pay to Cool Can pursuant to the License Agreement is as follows:

1.	we agreed to pay Cool Can a license fee of $200,000 by December 2, 2002 (which sum has not been paid);

2.	we agreed to expend $1,800,000 to develop and commercialize the Technology within 27 months of June 6, 2002; and

3.
we agreed to pay ongoing royalties to Cool Can equal to 5% of gross profits from sales of products or 5% of gross licensing revenues subject to minimum royalty payments of $200,000 per year in each of our fiscal years following the fiscal year ended June 30, 2004.

4.	we agreed to issue 300,000 shares of our common stock to Cool Can

We are presently in default of the License Agreement because we have failed to pay the $200,000 license fee by December 2, 2002 and we have received a notice of default from Cool Can on March 10, 2003 which required us to remedy the default within 30 days (the "Default Period") or lose our rights under the license agreement. On June 5, 2003, we reached an agreement with Cool Can to extend the Default Period and on September 30, 2003, Cool Can agreed to further extend the Default Period. Accordingly, we now have until November 30, 2003 to remedy the default or lose our rights under the License Agreement. We are currently in negotiations with Cool Can to obtain a new license agreement which will not require any substantial expenditure by us. We are confident that a new agreement will be negotiated prior to November 30, 2003.

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

Our plan of operations for the next twelve months will include the following components:

(1)	We plan to defer proceeding with an advertising and marketing campaign for our web site in order to concentrate our efforts and financial resources on the InstaCool technology.

(2)
We plan to seek sub-licensing agreements to finance approximately $300,000 to develop the InstaCool Technology. We plan to proceed with product development and production of samples of self-chilling beverage container modules. This phase of development will include the following elements and will take approximately nine months once financing is in place:

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

(3)	We anticipate spending approximately $20,000 on professional fees over the next twelve months in complying with our reporting obligations under the Securities Exchange Act of 1934.

(4)	We anticipate spending approximately $140,000 on general overhead expenses, including office expenses and consulting fees.

Subject to obtaining financing, we anticipate that we will be spending approximately $460,000 over the next twelve-month period pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $230,000 will be spent on our plan of operations over the next six months. Our present cash reserves are not sufficient for us to carry out our plan of operations without substantial additional financing. We are currently attempting to arrange for financing through sub-licensing that would enable us to proceed with our plan of operations. However, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve the required financing. If we are not able to complete a financing to pay for the $200,000 due under our License Agreement and Cool Can refuses to grant a further extension of the default period, then our License Agreement will terminate and we will lose all rights to the InstaCool Technology unless we are successful in negotiating a new license agreement. If we are successful in maintaining our license of the Cool Can technology, there is no assurance that we will be able to achieve sufficient financing that would be required to commercialize this technology and to earn revenues. We are presently in default of the License Agreement because we have failed to pay the $200,000 license fee by December 2, 2002. On September 30, 2003, we reached an agreement with Cool Can to extend the Default Period. Accordingly, we now have until November 30, 2003 to remedy the default or lose our rights under the license agreement. In the event that we are not successful in maintaining the license, we intend to focus on the advertising and marketing campaign for our web site.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

Results of Operations

We did not earn any revenues during the quarter ended September 30, 2003. We do not anticipate earning revenues until we successfully complete the development and commercialization of the InstaCool technology or we achieve sales of advertising on our immigration web site. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from our immigration web site or from the InstaCool technology even if we achieve the financing to develop this technology.

We incurred expenses in the amount of $115,203 for the nine month period ended September 30, 2003, compared to $90,097 for the nine month period ended September 30, 2002. We incurred expenses in the amount of $36,759 for the quarter ended September 30, 2003, compared to $52,043 for the same quarter in the previous year. The expenditures for the quarter and nine month period ended on September 30, 2003 are primarily attributable to the expenditure of significant consulting fees. These consulting services were incurred in connection with our efforts to raise the financing necessary to complete the $200,000 payment due to Cool Can under the License Agreement and to proceed with development of the Technology. We anticipate our operating costs will increase without any corresponding increase in revenues if we achieve the financing necessary to proceed with the development of the InstaCool technology.

We incurred a loss of $115,203 for the nine month period ended September 30, 2003, compared to a loss of $90,097 for the nine month period ended September 30, 2002. We incurred a loss of $36,759 for the quarter ended September 30, 2003, compared to a loss of $52,043 for the quarter ended September 30, 2002. Our net loss was attributable entirely to our operating expenses.

Liquidity and Financial Condition

As of September 30, 2003, we had no cash, compared to cash of $45 on December 31, 2002. We had a working capital deficit of $265,559 as of September 30, 2003, compared to a working capital deficit of $150,356 as of December 31, 2002. The deficit of working capital is attributable primarily to our operating expenses, our inability to earn revenues, and an increase in our accounts payable.

Subsequent to September 30, 2003, we issued $260,000 of 10% convertible notes with the result that our working capital deficiency was reduced to $5,559. The notes bear interest at 10% per annum and are due on October 1, 2006. The notes are convertible at any time into common shares at an exercise price equal to the lesser of $0.03 per share or 50% of the average trading price of our common stock for the 10-day period prior to conversion.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, David Lam and Chief Financial Officer, John Boschert. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.     Changes in Securities

We did not complete any unregistered sales of our common stock during our fiscal quarter ended September 30, 2003. Subsequent to the end of the fiscal quarter, we issued a total of $260,000 of 10% convertible notes due October 1, 2006. The convertible notes are convertible into shares of our common stock at the option of the holder on the basis of the lesser of $0.03 per share or 50% of our average trading price for the 10-day period prior to conversion.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during our first quarter ended September 30, 2003.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K.

EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2003 and we have not filed any Current Reports on Form 8-K since September 30, 2003

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

Date: November 14, 2003	By:	/s/ David Lam

DAVID LAM
President, Chief Executive Officer and Director