Form 10KSB
period 2003-12-31
BALSAM VENTURES INC
filed 2004-04-15
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒   Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2003

☐   Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-32011

BALSAM VENTURES, INC.
(Name of small business issuer in its charter)

NEVADA	52-2219056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

SUITE 208, 20 EAST FOOTHILL BOULEVARD
ARCADIA, CALIFORNIA	91006
(Address of principal executive offices)	(Zip Code)

(626) 574-2911
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year NIL.

As of April 12, 2004, the aggregate market value of the voting and non-voting common equity held by non- affiliates is $1,077,300, based on an average of the bid price of $0.09 and ask price of $0.12 of the common stock on April 12, 2004.

As of April 12, 2004, the Registrant had 20,500,000 common stock with a par value of $0.001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐     No    ☒

     BALSAM VENTURES, INC.
ANNUAL REPORT ON FORM 10-KSB

PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

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

In accordance with our original business plan, we developed a free Internet web site at "www.usacitizenship.net" to provide a reliable source of information on immigration into the United States. Our original business plan was to draw users to our web site so that we could sell and generate revenues from the sale of web site advertisements. We believed that an Internet web site that offered free information on the process of immigrating into the United States would attract substantial usage. We believed that if we were successful in attracting people to our web site, we would be able to generate revenues from advertisers who are interested in the demographics of our web site users.

We completed the development of our web site and it became operational. We did not achieve sales of advertising on our web site. We have not earned any revenue to date.

As discussed below, on June 6, 2002, we entered into an exclusive licensing agreement (the “Original License Agreement”) with Cool Can Technologies, Inc., ("Cool Can"). We ceased development of our web site business in order to concentrate on development of the technology licensed from Cool Can and the web site is not currently operational. As discussed below, on November 30, 2003, we entered into a new exclusive licensing agreement with Cool Can which cancelled and replaced the Original License Agreement.

License of Cool Can Technology

On June 6, 2002, we entered into an exclusive licensing agreement which was amended on September 2, 2002 (the "Original License Agreement") with Cool Can Technologies, Inc. ("Cool Can"), pursuant to which we were granted the exclusive worldwide right and license, for a period of 40 years, to enjoy, commercialize and exploit Cool Can's proprietary Instacool self-chilling beverage container technology (the "Technology"). As part of the consideration that we agreed to pay pursuant to the Original License Agreement, we issued 300,000 shares of our common stock to Cool Can. However, we were in default of the Original License Agreement because we had failed to pay a $200,000 license fee. On June 5, 2003, we reached an agreement with Cool Can that provided us until November 30, 2003 to remedy the default or lose our rights under the License Agreement.

On November 30, 2003, we entered into a new license agreement with Cool Can (the “License Agreement”) which grants us the exclusive right and license, for a period of 40 years, to enjoy, commercialize and exploit the Technology in countries comprising the European Union and the Peoples Republic of China (the “Exclusive Regions”). The License Agreement cancels and replaces the Original License Agreement and terminates all of our obligations under the Original License Agreement. Under the License Agreement, we have the right, within the Exclusive Region, to manufacture, use and sell apparatus and products embodying the Technology and grant sub-licenses of our right to manufacture, use and sell products embodying the Technology. The License Agreement further provides us with a right of first refusal with respect to any transfers, sales or assignments of the Technology by Cool Can, including patents, trademarks or other intellectual property rights. We also have a right of first refusal with respect to any licensing rights for countries which are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. The consideration we agreed to pay to Cool Can pursuant to the License Agreement is as follows:

1.	We agreed to issue 5,000,000 shares of our common stock to Cool Can (which shares have not yet been issued); and

2.
We agreed to pay ongoing royalties to Cool Can equal to 2% of gross profits from sales of products or 5% of gross licensing revenues. Notwithstanding that there may be no gross profits or gross licensing revenues, we agreed to pay minimum royalty payments of $5,000 per month beginning January 15, 2006.

Cool Can's proposed product is referred to as the "InstaCool" product and consists of a module for insertion in an aluminum beverage container that incorporates a cartridge of liquid carbon dioxide ("CO2") that is held in place by a cartridge holder. The module consists of proprietary technology for which Cool Can has been granted patent protection. The module would be inserted in an aluminum beverage container during an automated canning process. Containers incorporating the InstaCool product would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled by the consumer, a valve mechanism within the container releases the compressed liquid CO2. The escaping CO2 forms into small particles of frozen snow at extremely cold temperatures and rapidly imparts a chilling action to the beverage. The targeted result is that the consumer may purchase a beverage at room temperature and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors of the Company.

RESEARCH AND DEVELOPMENT

We have incurred no research and development expenditures during the fiscal year ended December 31, 2003.

INTELLECTUAL PROPERTY

We do not own, either legally or beneficially, any patent or trademark. Subject to the License Agreement, the patents, trademarks and other intellectual property rights which make up the Technology remain the property of Cool Can. However, under the terms of the License Agreement we have a right of first refusal to acquire those patents, trademarks or other intellectual property rights should Cool Can seek to dispose of the Technology during the term of the License Agreement. Under the License Agreement, we are required to prosecute, within the Exclusive Region, any possible infringements upon Cool Can’s patents or trademarks relating to the Technology.

SUBSIDIARIES

We do not have any subsidiaries.

ITEM 2.           DESCRIPTION OF PROPERTY.

We have no real property holdings and, at this time, we have no agreements to acquire any properties. We do not lease any real property.

ITEM 3.           LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge, no such proceedings are pending, threatened or contemplated.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ending December 31, 2003.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol BLSV.

The following table indicates the high and low bid prices of the common shares during the periods indicated:

	2003		2002

	High	Low	High	Low

First Quarter ended March 31	$0.05	$0.02	$1.00	$0.59
Second Quarter ended June 30	$0.08	$0.01	$3.25	$1.05
Third Quarter ended September 30	$0.08	$0.03	$1.35	$0.06
Fourth Quarter ended December 31	$0.05	$0.03	$0.12	$0.02

The range of high and low price quotes of our common stock as set out in the table above are as quoted on the over-the-counter bulletin board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PENNY STOCK RULES

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the Commission shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of April 12, 2003, there were approximately 7 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

We have neither declared nor paid any cash dividends on our capital stock since our inception and do not contemplated paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Our board of directors will determine future dividend declarations and payments, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

There are no restrictions in our articles of incorporation or in our bylaws which prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving distributions.

RECENT SALES OF UNREGISTERED SECURITIES

On October 1, 2003, we issued to 12 of our creditors a total of $260,000 of 10% convertible notes due October 1, 2006 (the “Convertible Notes”). The Convertible Notes are convertible into shares of our common stock at the option of the holder on the basis of the lesser of $0.03 per share or 50% of our average trading price for the 10 trading days prior to conversion. We issued 11 of the Convertible Notes pursuant to Regulation S of the Securities Act of 1933 on the basis that each of these 11 holders of the Convertible Notes are non-U.S. persons as defined under Regulation S. One (1) additional Convertible Note was issued pursuant to the exemption to registration contained in section 4(2) of the Securities Act of 1933 on the basis that this issuance of a Convertible Note was not made pursuant to a public offering.

On November 18, 2003, we issued 300,000 shares of our common stock to Cool Can Technologies, Inc. (“Cool Can”) as part of the consideration that we owed to Cool Can pursuant to the Original License Agreement as discussed above. These shares were issued at a price of $0.21 per share, the closing price of our common stock on September 2, 2002, the amendment date of the Original License Agreement. The issuance of these shares in our common stock were issued pursuant to the exemption to registration contained in Section 4(2) of the Securities Act of 1933.

As discussed above, on November 30, 2003, we entered into a new exclusive licensing agreement with Cool Can. As part of the consideration for those licensing rights, we agreed to issue to Cool Can 5,000,000 shares in our common stock. These shares in our common stock have not yet been issued to Cool Can, but will be issued as of November 30, 2003 at a price of $0.05 per share, the closing price of our common stock on that date. The issuance of these shares in our common stock will be made pursuant to the exemption to registration contained in section 4(2) of the Securities Act of 1933.

We have reached a verbal agreement with BIG K.G. (“BIG”), a German company, pursuant to which BIG will act as our agent for the purpose of locating European placees for a proposed private placement of 40,000,000 units at a price of $0.025 per unit for total proceeds of $1,000,000 (the “Private Placement”). Each unit to be issued under the proposed Private Placement will consist of one share in our common stock and one share purchase warrant entitling the warrant holder to purchase one additional share of our common stock at a price of $0.05 per share. BIG will receive a commission of $100,000 for services provided in connection with the proposed Private Placement. Although we have reached a verbal agreement with BIG in respect of the proposed Private Placement and are in the final stages of formalizing that agreement, there is no assurance that the proposed Private Placement will actually be completed. The proposed Private Placement will be made pursuant to Regulation S of the Securities Act of 1933 on the basis that the offering will be made solely to non-U.S. persons as defined in Regulation S.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months will include the following components:

(1)
We plan to seek sub-licensing agreements to finance approximately $300,000 for the development of the InstaCool technology. We plan to proceed with product development and production of samples of self-chilling beverage container modules. This phase of development will include the following elements and will take approximately nine months once financing is in place:

	(a)	Product fabrication, including testing and studying design concepts, making required design modifications, developing and building a fully functioning prototype self-chilling beverage container.

	(b)	Follow up on prototype development including, analysis, testing and fine tooling required for production and finalizing all production drawings and specifications.

(c)
Producing high-volume production cost estimates and methods, including estimation of tooling costs, sourcing production facilities and requesting bids for tender from potential manufacturers of component parts and analysis and cost estimates for projected method of assembling of chilling module.

(2)	We anticipate spending approximately $20,000 on professional fees over the next twelve months in complying with our reporting obligations under the Securities Exchange Act of 1934.

(3)	We anticipate spending approximately $140,000 on general overhead expenses, including office expenses and consulting fees.

Subject to obtaining financing, we anticipate that we will be spending approximately $460,000 over the next twelve-month period pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $230,000 will be spent on our plan of operations over the next six months. Our present cash reserves are not sufficient for us to carry out our plan of operations without substantial additional financing. We are currently attempting to arrange for financing through sub-licensing that would enable us to proceed with our plan of operations. Other than the proposed financing with BIG K.G. described above, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to commercialize the InstaCool technology and to earn revenues. In the event that we are not successful in developing and commercializing the InstaCool technology, we intend to focus on the advertising and marketing campaign for our web site.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

We did not earn any revenues during the fiscal year ended December 31, 2003. We do not anticipate earning revenues until we commence sales of advertising on our immigration web site or we are successful completing the development of the InstaCool technology and are successful in commercializing this technology. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from our immigration web site or from the InstaCool technology even if we achieve the financing to develop this technology.

We incurred operating expenses in the amount of $232,416 for the fiscal year ended December 31, 2003 as compared to $163,424 for the fiscal year ended December 31, 2002. The largest component of our operating expenses were consulting services in the amount of $132,000 for the fiscal year ended December 31, 2003. These consulting services were incurred in connection with our efforts to raise the financing necessary to complete the $200,000 payment due to Cool Can under the Original License Agreement, negotiate the current Licensing Agreement and proceed with development of the Technology. For the fiscal year ended December 31, 2003, our operating expenses also included professional fees in the amount of $20,841 associated with our acquisition of the license for the InstaCool technology under the current License Agreement and compliance with our ongoing reporting requirements under the Securities Exchange Act of 1934. We also incurred office and sundry expenses in the amount of $325 during this period compared to $6,610 for the same period last year. We anticipate our operating costs will increase without any corresponding increase in revenues if we achieve the financing necessary to proceed with the development of the InstaCool technology.

We incurred a loss of $232,416 for the fiscal year ended December 31, 2003 compared to a loss of $163,424 in the prior year. Our net loss was attributable entirely to our operating expenses.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $23 as at December 31, 2003 as compared to cash of $45 as at December 31, 2002. At December 31, 2003 we had a working capital deficit of $44,597 as compared to a working capital deficit of $150,356 at December 31, 2002. The increase in working capital during the year ended December 31, 2003 is attributable primarily to our settling of accounts payable by the issuance of the Convertible Notes described above.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7.           FINANCIAL STATEMENTS.

Index to Financial Statements:

1.	Auditors’ Report;

2.	Audited Financial Statements for the year ended December 31, 2003, including:

	a.	Balance Sheets as at December 31, 2003 and December 31, 2002;

	b.	Statements of Operations for the years ended December 31, 2003 and December 31, 2002 and for the period from inception on August 17, 1999 to December 31, 2003;

	c.	Statements of Cash Flows for the years ended December 31, 2003 and December 31, 2002 and for the period from inception on August 17, 1999 to December 31, 2003;

	d.	Statements of Stockholders’ Equity (Deficiency);

	e.	Notes to Financial Statements.

BALSAM VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
(Stated in U.S Dollars)

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
Balsam Ventures Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Balsam Ventures Inc. (a development stage company) as at December 31, 2003 and 2002, and the statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and for the period from inception, August 17, 1999, to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002, and for the period from inception, August 17, 1999, to December 31, 2003, in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.	“Morgan & Company”

March 29, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

BALSAM VENTURES INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$23	$45

Software Development Costs	-	8,675

	$23	$8,720

LIABILITIES

Current
Accounts payable	$44,620	$150,401

Convertible Notes Payable (Note 5)	266,500	-
	311,120	150,401

SHAREHOLDER’S DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value with $0.001 per
share

Issued and outstanding:
20,500,000 common shares at December 31, 2003
and
20,200,000 common shares at December 31, 2002	20,500	20,200

Additional paid-in capital	127,600	64,900

Deficit Accumulated During The Development Stage	(459,197)	(226,781)
	(311,097)	(141,681)

	$23	$8,720

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	YEARS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31
	2003	2002	2003

Expenses
Consulting services	$132,000	$93,847	$225,947
Domain registration	185	46	436
Professional fees	20,841	44,628	113,703
Bank charges and interest	6,931	147	7,078
Office and sundry	325	6,610	9,225
Regulatory	434	6,160	6,594
Stock transfer services	25	2,887	5,340
Write off of software development costs	8,675	-	8,675
Travel	-	9,099	9,099
License extension payment	63,000	-	63,000

Loss For The Year	232,416	163,424	$449,097

Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	20,236,164	20,200,000

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	YEARS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the year	$(232,416)	$(163,424)	$(449,097)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Write off of software development costs	8,675	-	8,675
Shares issued to extend license agreement	63,000	-	63,000
Change in accounts payable	160,719	148,592	311,120
	(22)	(14,832)	(66,302)

Cash Flows From Investing Activity
Software development costs	-	-	(8,675)

Cash Flows From Financing Activity
Share capital	-	-	75,000

Increase (Decrease) In Cash	(22)	(14,832)	23

Cash, Beginning Of Year	45	14,877	-

Cash, End Of Year	$23	$45	$23

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

a)	During the year ended December 31, 2003, the Company issued 300,000 common shares with a value of $63,000 as consideration for the extension of a license agreement.

b)	During the year ended December 31, 2003, the Company settled accounts payable, in the amount of $266,500, by the issue of convertible notes (Note 5).

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

DECEMBER 31, 2003
(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL	SHARE
			PAID-IN	SUBSCRIPTIONS
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	TOTAL

Shares issued for cash at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000

Shares issued for cash at $0.01	5,000,000	5,000	45,000	-	-	50,000

Shares issued for cash at $0.20	100,000	100	19,900	-	-	20,000
Subscriptions receivable	-	-	-	(2,500)	-	(2,500)
Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31, 1999	10,100,000	10,100	64,900	(2,500)	(2,926)	69,574
Subscriptions receivable	-	-	-	2,500	-	2,500
Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31, 2000	10,100,000	10,100	64,900	-	(34,268)	40,732
Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31, 2001	10,100,000	10,100	64,900	-	(53,257)	21,743
Stock split (2 for 1)	10,100,000	10,100	-	-	(10,100)	-
Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31, 2002	20,200,000	20,200	64,900	-	(226,781)	(141,681)

Shares issued for license extension payment at
$0.21	300,000	300	62,700	-	-	63,000
Net loss for the year	-	-	-	-	(232,416)	(232,416)

Balance, December 31, 2003	20,500,000	$20,500	$127,600	$ -	$(459,197)	$(311,097)

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

`	a)	Organization The Company was incorporated in the State of Nevada, U.S.A., on August 17, 1999.

	b)	Development Stage Activities

i)
The Company developed a free internet website to provide a reliable source of information on immigration into the United States. The Company’s original plan was to draw users to the website and to generate revenues from advertisers interested in the demographics of the Company’s website users. The Company has not been able to generate sales of advertising or its website and, accordingly, has not generated any revenue to date.

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

c)

Going Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances, related party loans, and the support of creditors in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
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

DECEMBER 31, 2003 AND 2002
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

DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.

LICENSE

Pursuant to an exclusive license agreement, dated November 30, 2003, the Company has acquired the exclusive right and license for a period of 40 years to use, commercialize and exploit the technology for self-chilling beverage containers within the countries comprising the European Union and the Republic of China. In consideration of the grant of the exclusive license, the Company agreed to:

	a)	Issue 5,000,000 restricted common shares;

	b)	Pay royalties on the following basis:

		i)	a sales royalty on the sale of products equal to 2% of gross profits;
		ii)	a license royalty on revenues from sub-licensing equal to 5% of gross license revenue;
		iii)	a minimum royalty payment of $5,000 per month commencing June 15, 2006.

4.	RELATED PARTY TRANSACTIONS During the year ended December 31, 2003, director’s compensation totalled $72,000 (2002 -$Nil). Accounts payable includes $16,636 (2002 - $Nil) due to directors.

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

5.

CONVERTIBLE NOTES PAYABLE

During the year, the Company issued $260,000 of three year convertible notes bearing interest of 10% per annum. The notes are convertible into common shares at the lesser of $0.03 or 50% of the average trading price of the Company’s common shares for the ten trading days prior to conversion. The Company may, at its option, elect to pay a portion of the interest by issuing common shares.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no change in auditors or accountants nor have there been any disagreements on accounting and financial matters with the auditors and accountants.

ITEM 8A.        CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. David Lam and Chief Financial Officer, Mr. John Boschert. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name	Age	Positions
David Lam	47	President, Chief Executive Officer, Director
John Boschert	33	Secretary, Treasurer, Chief Financial Officer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

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

Mr. John Boschert is our secretary, treasurer, and chief financial officer and a director of the company. Mr. Boschert was our president from July 4, 2002 to December 10, 2002 when Mr. Lam was appointed. Mr. Boschert has worked for Universal Domains Incorporated as a consultant since 1998 and was involved with the daily operations of Prime Time Foods and Primo's Mexican Specialties. Prior to joining Universal Domains Incorporated, Mr. Boschert worked in the investor relations department for Harbour Pacific Capital Ltd. from 1997 to 1998. During the period from 1993 to 1997, Mr. Boschert was the managing partner of Concept Restaurants Ltd., a Vancouver based company which owned and operated a number of restaurants in British Columbia. Mr. Boschert received his diploma in business administration from Langara Community College in 1989.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended December 31, 2003, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
David Lam, Director, President and Chief Executive Officer	None	None	None
John Boschert, Director Secretary, Treasurer and Chief Financial Officer	None	None	None

ITEM 10.         EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for Mr. David Lam, our President and Chief Executive Officer, Mr. John Boschert, our Secretary, Treasurer and Chief Financial Officer and Mr. Robert Smith, our former Secretary and Treasurer (together, our “named executive officers”) for our fiscal years ended December 31, 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs* (#)	LTIP payouts ($)
Robert Smith	Former Director, Secretary and Treasurer	2003 2002 2001	n/a $0 $0	n/a 0 0	n/a 0 0	n/a 0 0	n/a 0 0	n/a 0 0	n/a 0 0
David Lam	Director, President and Chief Executive Officer	2003 2002 2001	$0 $0 n/a	0 0 n/a	$36,000* $3,000* n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a
John Boschert	Director, Secretary, Treasurer and Chief Financial Officer	2003 2002 2001	$0 $0 n/a	0 0 n/a	$36,000* $18,000* n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a
* Each of Messrs. Lam and Boschert receive management fees of $3,000 per month.

STOCK OPTION GRANTS

We did not grant any stock options to our executive officers or directors during our most recent fiscal year ended December 31, 2003. We also have not granted any stock options to our executive officers or directors since December 31, 2003. In addition, as of December 31, 2003, no retirement, pension or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our executive officers or directors during the financial year ended December 31, 2003 and no stock options have been exercised since December 31, 2003.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

Our directors receive monthly management fees of $3,000 per month.

EMPLOYMENT CONTRACTS

We do not have employment contracts with any of our executive officers or directors. We also do not have any termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 12, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	David Lam, Director, President and Chief Executive Officer	1,240,900	6.1%
Common Stock	John Boschert, Director, Secretary, Treasurer and Chief Financial Officer	9,000,116	43.9%
Common Stock	All Officers and Directors as a Group (2 persons)	10,241,016	50.0%
5% SHAREHOLDERS
Common Stock	Cool Can Technologies, Inc.	5,300,000	20.8%(2)

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 12, 2004. As of April 12, 2004, there were 20,500,000 shares of our common stock issued and outstanding. The listed number of shares and percentage of common stock for Messrs. Lam and Boschert assumes that the Convertible Notes issued to them, as described in Item 12 below, were converted on April 12, 2004 in accordance with their terms, resulting in 20,501,016 shares of common stock issued and outstanding.

(2)
As discussed in Item 1 above, pursuant to the current License Agreement with Cool Can Technologies, Inc. (“Cool Can”), we have agreed to issue an additional 5,000,000 shares of our common stock (the “New Shares”) to Cool Can. The New Shares have not yet been issued, however, under Rule 13d-3, Cool Can is the beneficial owner of the New Shares as they have a right to acquire them within 60 days. The percentage ownership of Cool Can is based on 25,500,000 shares outstanding, the number of shares of common stock that will be outstanding once the New Shares have been issued. Once the New Shares have been issued, Mr. Lam will own 4.9% of the common stock issued and outstanding and Mr. Boschert will own 35.3%. Together, Messrs. Lam and Boschert will own 40.2% of the common stock issued and outstanding.

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

On October 1, 2003, we issued a total of $260,000 of 10% convertible notes due October 1, 2006 (the “Convertible Notes”). The Convertible Notes are convertible into shares of our common stock at the option of the holder on the basis of the lesser of $0.03 per share or 50% of our average trading price for the 10 trading days prior to conversion. A Convertible Note in the amount of $30,000 was issued to Mr. David Lam, one of our directors and our President and Chief Executive Officer. A Convertible Note in the amount of $3,899 was issued to Mr. John Boschert, one of our directors and our Secretary, Treasurer and Chief Financial Officer.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS AND INDEX OF EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Exclusive License Agreement with Cool Can Technologies, Inc.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of of 2002 (3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously Filed as an Exhibit to our Form SB-2 registration statement originally filed on March 30, 2000, as amended.
(2)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(3)	Filed as an Exhibit to this Annual Report on Form 10-KSB

(b) CURRENT REPORTS ON FORM 8-K

The following reports on Form 8-K have been filed:

Date of Filing Form 8-K	Description of Form 8-K

January 9, 2004	Exclusive License Agreement with Cool Can Technologies, Inc.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended December 31, 2003 and December 31, 2002 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Audit Fees	$4,500	$4,000
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL
Total	$4,500	$4,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

By:	/s/ David Lam
David Lam, President, Chief Executive Officer and
Director
Date:April 14, 2004