Form 10KSB/A
period 2003-12-31
BALSAM VENTURES INC
filed 2004-04-19
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE REGARDING THIS AMENDMENT OF FORM 10-KSB

This Form 10-KSB/A (the “Amendment”) is being filed to amend and restate in its entirety the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on April 15, 2004. The sole purpose of this Amendment is to amend the information in Part III, Item 11 – Security Ownership Of Certain Beneficial Owners and Management in order to correct information resulting from calculation errors in respect of the beneficial ownership of our securities by our directors and officers.

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

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	David Lam, Director, President and Chief Executive Officer	2,240,000	10.4%(2)
Common Stock	John Boschert, Director, Secretary, Treasurer and Chief Financial Officer	9,129,966	44.3%(3)
Common Stock	All Officers and Directors as a Group (2 persons)	11,369,966	52.6%(4)
5% SHAREHOLDERS
Common Stock	Cool Can Technologies, Inc.	5,300,000	20.8%(5)

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

(2)
As discussed in Item 12 below, Mr. Lam has been issued a Convertible Note in the amount of $30,000. The calculation of Mr. Lam’s ownership percentage is based on the assumption that Mr. Lam has exercised his conversion rights, but that Mr. Boschert and all other holders of the Convertible Notes have not. The calculation of Mr. Lam’s ownership percentage also does not include the 5,000,000 shares of common stock that we have agreed to issue to Cool Can Technologies, Inc.

(3)
As discussed in Item 12 below, Mr. Boschert has been issued a Convertible Note in the amount of $3,899. The calculation of Mr. Boschert’s ownership percentage is based on the assumption that Mr. Boschert has exercised his conversion rights, but that Mr. Lam and all other holders of the Convertible Notes have not. The calculation of Mr. Boschert’s ownership percentage also does not include the 5,000,000 shares of common stock that we have agreed to issue to Cool Can Technologies, Inc.

(4)
The calculation of Mr. Lam and Mr. Boschert’s combined ownership percentage assumes that each of them have exercised their conversion rights under the Convertible Notes, but that all other holders of the Convertible Notes have not. The calculation of the combined ownership percentage does not include the 5,000,000 shares of common stock that we have agreed to issue to Cool Can Technologies, Inc.

(5)
As discussed in Item 1 above, pursuant to the current License Agreement with Cool Can Technologies, Inc. (“Cool Can”), we have agreed to issue an additional 5,000,000 shares of our common stock (the “New Shares”) to Cool Can. The New Shares have not yet been issued, however, pursuant to Rule 13d-3, Cool Can is deemed to be the beneficial owner of the New Shares. The calculation of Cool Can’s ownership percentage is based on 25,500,000 shares outstanding, the number of shares of common stock that will be outstanding once the New Shares have been issued. The calculation of Cool Can’s ownership percentage does not include the number of shares that may be issued upon conversion of the Convertable Notes.

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
Date:April 16, 2004