Form 10QSB
period 2004-03-31
BALSAM VENTURES INC
filed 2004-05-24
CIK 1103092

Form 10-QSB -- Optional Form for Quarterly and Transition Reports of Small Business Issuers under Sections 13 or 15(d)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒    Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2004

☐   Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-32011

BALSAM VENTURES, INC.
(Name of small business issuer in its charter)

NEVADA	52-2219056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

SUITE 208, 20 EAST FOOTHILL BOULEVARD
ARCADIA, CALIFORNIA	91006
(Address of principal executive offices)	(Zip Code)

(626) 574-2911
Issuer's telephone number

Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 21, 2004, the Registrant had 25,500,000 common stock with a par value of $0.001 outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S Dollars)

	MARCH 31	DECEMBER 31
	2004	2003

ASSETS

Current
Cash	$-	$23

License Agreement (Note 4)	-	-

	-	23

LIABILITIES

Current
Bank indebtedness	$9	$-
Accounts payable	62,654	44,620

Convertible Notes Payable (Note 6)	273,000	266,500
	335,663	311,120

SHAREHOLDER’S DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value with $0.001 per
share

Issued and outstanding:
20,500,000 common shares at March 31, 2004 and
December 31, 2003	20,500	20,500

Additional paid-in capital	117,500	117,500

Deficit Accumulated During The Development Stage	(473,663)	(449,097)
	(335,663)	(311,097)

	$-	$23

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S Dollars)

			INCEPTION
			AUGUST 17
	THREE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31
	2004	2003	2004

Expenses
Consulting services	$15,000	$33,000	$240,947
Domain registration	-	83	436
Professional fees	2,425	1,234	116,128
Bank charges and interest	6,475	-	13,553
Office and sundry	94	67	9,319
Regulatory	532	-	7,126
Stock transfer services	40	54	5,380
Write off of software development costs	-	-	8,675
Travel	-	-	9,099
License extension payment	-	-	63,000

Loss For The Period	24,566	34,438	$473,663

Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	20,500,000	20,200,000

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S Dollars)

			INCEPTION
			AUGUST 17
	THREE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(24,566)	$(34,438)	$(473,663)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Write off of software development costs	-	-	8,675
Shares issued to extend license agreement	-	-	63,000
Change in accounts payable	18,034	34,393	62,654
	(6,532)	(45)	(339,334)

Cash Flows From Investing Activity
Software development costs	-	-	(8,675)

Cash Flows From Financing Activities
Share capital	-	-	75,000
Convertible notes	6,500	-	273,000
	6,500	-	348,000

Increase (Decrease) In Cash	(32)	(45)	(9)

Cash, Beginning Of Period	23	45	-

Cash (Bank Indebtedness), End Of Period	$(9)	$-	$(9)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

a)	During the year ended December 31, 2003, the Company issued 300,000 common shares with a value of $63,000 as consideration for the extension of a license agreement.

b)	During the year ended December 31, 2003, the Company settled accounts payable, in the amount of $260,000, by the issue of convertible notes (Note 6).

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

MARCH 31, 2004
(Unaudited)
(Stated in U.S Dollars)

	COMMON STOCK
			ADDITIONAL	SHARE
			PAID-IN	SUBSCRIPTIONS
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	TOTAL

Shares issued for cash at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000

Shares issued for cash at $0.01	5,000,000	5,000	45,000	-	-	50,000

Shares issued for cash at $0.20	100,000	100	19,900	-	-	20,000

Subscriptions receivable	-	-	-	(2,500)	-	(2,500)

Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31, 1999	10,100,000	10,100	64,900	(2,500)	(2,926)	69,574

Subscriptions receivable	-	-	-	2,500	-	2,500

Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31, 2000	10,100,000	10,100	64,900	-	(34,268)	40,732

Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31, 2001	10,100,000	10,100	64,900	-	(53,257)	21,743

Stock split (2 for 1)	10,100,000	10,100	(10,100)	-	-	-

Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31, 2002	20,200,000	20,200	54,800	-	(216,681)	(141,681)

Shares issued for license
extension payment at $0.21	300,000	300	62,700	-	-	63,000

Net loss for the year	-	-	-	-	(232,416)	(232,416)

Balance, December 31, 2003	20,500,000	20,500	117,500	-	(449,097)	(311,097)

Net loss for the period	-	-	-	-	(24,566)	(24,566)

Balance, March 31, 2004	20,500,000	$20,500	$117,500	$-	$(473,663)	$(335,663)

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S Dollars)

1.

BASIS OF PRESENTATION AND OPERATIONS

Basis of Presentation

The unaudited financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S Dollars)

2.	NATURE OF OPERATIONS (Continued)

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4.

LICENSE

Pursuant to an exclusive license agreement, dated November 30, 2003, the Company has acquired the exclusive right and license for a period of 40 years to use, commercialize and exploit the technology for self-chilling beverage containers within the countries comprising the European Union and the Republic of China. In consideration of the grant of the exclusive license, the Company agreed to:

	a)	Issue 5,000,000 restricted common shares (not yet issued);

	b)	Pay royalties on the following basis:

		i)	a sales royalty on the sale of products equal to 2% of gross profits;
		ii)	a license royalty on revenues from sub-licensing equal to 5% of gross license revenue;
		iii)	a minimum royalty payment of $5,000 per month commencing June 15, 2006.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S Dollars)

5.	RELATED PARTY TRANSACTIONS During the period ended March 31, 2004, director’s compensation totalled $Nil (2003 -$18,000). Accounts payable includes $16,636 (2003 - $28,465) due to directors.

6.

CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2003, the Company issued $260,000 of three year convertible notes bearing interest of 10% per annum. The notes are convertible into common shares at the lesser of $0.03 or 50% of the average trading price of the Company’s common shares for the ten trading days prior to conversion. The Company may, at its option, elect to pay a portion of the interest by issuing common shares.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Report on Form 10-KSB and our current reports on Form 8-K.

As used in this quarterly report, the terms "we", "us", "our", “Company” and “Balsam” mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

DESCRIPTION OF BUSINESS

We are in the business of developing and marketing a patented unique proprietary technology that we have licensed from Cool Can Technologies, Inc. (“Cool Can”) which is intended to allow for the licensing and manufacture of commercially viable self-chilling beverage containers (the “Cool Can Technology”).

Cool Can's proposed product is referred to as the "InstaCool" product and consists of a module for insertion in an aluminum beverage container that incorporates a cartridge of liquid carbon dioxide ("CO2") that is held in place by a cartridge holder. The module consists of proprietary technology for which Cool Can has been granted patent protection. The module would be inserted in an aluminum beverage container during an automated canning process. Containers incorporating the InstaCool product would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled by the consumer, a valve mechanism within the container would release the compressed liquid CO2. The escaping CO2 would then form into small particles of frozen snow at extremely cold temperatures and rapidly impart a chilling action to the beverage. The targeted result is that the consumer may purchase a beverage at room temperature and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage.

On November 30, 2003, we entered into a license agreement (the “License Agreement”) with Cool Can which grants us the exclusive right and license, for a period of 40 years, to enjoy, commercialize and exploit the Cool Can Technology in countries comprising the European Union and the Peoples Republic of China (the “Exclusive Region”). Under the License Agreement, we have the right, within the Exclusive Region, to manufacture, use and sell apparatus and products embodying the Cool Can Technology and grant sub-licenses of our right to manufacture, use and sell products embodying the Cool Can Technology. The License Agreement further provides us with a right of first refusal with respect to any transfers, sales or assignments of the Cool Can Technology by Cool Can, including patents, trademarks or other intellectual property rights. We also have a right of first refusal with respect to any licensing rights for countries which are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. In consideration for the rights granted to us under the License Agreement, we agreed to:

(a)	issue to Cool Can 5,000,000 shares of our common stock, which shares were issued subsequent to the end of our quarterly period ended March 31, 2004; and

(b)
pay ongoing royalties to Cool Can equal to 2% of gross profits from the sale of products and 5% of gross licensing revenues. Notwithstanding that we may not earn gross profits from the sale of products or gross licensing revenues, we have agreed to pay Cool Can minimum royalties of $5,000 per month beginning January 15, 2006.

Prior to our involvement with the Cool Can Technology we were in the business of operating a free Internet website which provided information on immigration into the United States. We did not earn any revenue from the website and we have ceased carrying on the website business in order to concentrate on development of the Cool Can Technology.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months will include the following components:

(1)
We plan to seek sub-licensing agreements to finance approximately $300,000 for the development of the Cool Can Technology. We plan to proceed with product development and production of samples of self-chilling beverage container modules. This phase of development will include the following elements and will take approximately nine months once financing is in place:

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

(2)	We anticipate spending approximately $20,000 on professional fees over the next twelve months in complying with our reporting obligations under the Exchange Act.

(3)	We anticipate spending approximately $140,000 on general overhead expenses, including office expenses and consulting fees.

Subject to our obtaining adequate financing, we anticipate that we will be spending approximately $460,000 over the next twelve-month period pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $230,000 will be spent on our plan of operations over the next six months. Our present cash reserves are not sufficient for us to carry out our plan of operations without substantial additional financing. We are currently attempting to arrange for financing through sub-licenses that would enable us to proceed with our plan of operations. Other than the proposed financing with BIG K.G. described below, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing to commercialize the Cool Can Technology and to earn revenues. In the event that we are not successful in developing or commercializing the Cool Can Technology, we intend to focus on the advertising and marketing campaign for our web site.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

PROPOSED PRIVATE PLACEMENT OF SECURITIES

We have reached a verbal agreement with BIG K.G. (“BIG”), a German company, pursuant to which BIG will act as our agent for the purpose of locating European placees for a proposed private placement of 40,000,000 units at a price of $0.025 per unit for total potential proceeds of $1,000,000 (the “Private Placement”). Each unit to be issued under the proposed Private Placement will consist of one share in our common stock and one share purchase warrant entitling the warrant holder to purchase one additional share of our common stock at a price of $0.05 per share. BIG will receive a commission of $100,000 for services provided in connection with the proposed Private Placement. Although we have reached a verbal agreement with BIG in respect of the proposed Private Placement and are in the final stages of formalizing that agreement, there is no assurance that the proposed Private Placement will actually be completed. If completed, the proposed Private Placement will be made pursuant to Regulation S of the Securities Act on the basis that the offering will be made solely to non-U.S. persons as defined in Regulation S.

RESULTS OF OPERATIONS

We did not earn any revenues during the quarterly period ended March 31, 2004. We do not anticipate earning revenues until we are successful completing the development and commercialization of the Cool Can Technology, of which there is no assurance. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing necessary to develop this technology.

We incurred operating expenses in the amount of $24,566 for the quarterly period ended March 31, 2004 as compared to $34,438 for the quarterly period ended March 31, 2003. The largest component of our operating expenses were consulting services in the amount of $15,000. These consulting services were incurred in connection with our efforts to proceed with development of the Cool Can Technology and the proposed Private Placement. We anticipate our operating costs will increase without any corresponding increase in revenues if we achieve the financing necessary to proceed with the development of the Cool Can Technology.

We incurred a loss of $24,566 for the quarterly period ended March 31, 2004 compared to a loss of $34,438 for the quarterly period ended March 31, 2003. Our net loss was attributable entirely to our operating expenses.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of nil at March 31, 2004 as compared to cash of $23 at December 31, 2003. At March 31, 2004 we had a working capital deficit of $62,663 as compared to a working capital deficit of $44,597 at December 31, 2003.

We will require additional financing if we are not successful in earning revenues from the Cool Can Technology. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that any additional financing may be in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

RISK FACTORS

We may not be able to continue our business as a going concern

We have suffered recurring losses and net cash outflows since our inception and we expect to continue to incur substantial losses to complete the development of our business.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, restructure our debt, streamline our business and reduce our costs. We are currently in the process of identifying sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Our inability to obtain additional financing, restructure our indebtedness, streamline our business or reduce our costs would have a material adverse effect on our financial condition, results of operations and ability to satisfy our obligations, and may result in our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. Further, our inability to obtain additional financing or restructure our indebtedness, or our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in our securityholders losing all or a material portion of their investment in our securities.

We require additional financing to continue our plan of operations

Our plan of operations calls for significant expenses in connection with the development of the Cool Can Technology and the InstaCool product. Our current operating funds are insufficient to complete our plan of operations which will require an estimated $460,000 to be spent over the next 12 months developing and marketing a prototype of the InstaCool product in order to accomplish our goals. As of March 31, 2004, we had no cash reserves. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of the Cool Can Technology and InstaCool product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  we incur unexpected costs in completing the development of a prototype or encounter any unexpected technical or other difficulties;

  we incur delays and additional expenses as a result of technology failure;

  we are unable to create a substantial market for the InstaCool product; or

  we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our plan of operations.

If we are unable to obtain additional financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected.

Our product development program may not be successful

Once we complete development of a prototype of the InstaCool product there is no assurance that the prototype will work as expected. In the event we successfully develop a prototype, there is no assurance that we will be able to manufacture the prototype at a reasonable cost. Even if we are able to manufacture the prototype at a reasonable cost, there is no assurance that the price of the InstaCool product will not be excessive, precluding the product from generating sufficient consumer or market acceptance.

If we are unable to achieve market acceptance for our products, we will be unable to build our business

To date, we have entered not entered into any sub-licensing or other agreements with respect to the Cool Can Technology licensed by us. Our success will depend on the acceptance of the Cool Can Technology by the beverage industry, as well as by related businesses and the general public. Achieving such acceptance will require significant research and development investment. The Cool Can Technology generally, and the proposed InstaCool product specifically, may not achieve widespread acceptance by businesses in general, or by major beverage suppliers, beverage manufacturers or agents thereof, which could limit our ability to develop and expand our business. The market for self-chilling beverages is relatively new and is evolving. Our ability to generate revenue in the future depends on the acceptance by both our customers and beverage manufacturers in general. The adoption of the Cool Can Technology could be hindered by the perceived costs of this new technology to consumers and beverage brand owners. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established beverage manufacturers, about the uses and benefits of the Cool Can Technology. If these efforts fail, or if the Cool Can Technology does not achieve commercial acceptance, our business could be harmed.

We have a limited operating history

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of March 31, 2004 we had a working capital deficit of $62,663. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

ITEM 3.            CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. David Lam and Chief Financial Officer, Mr. John Boschert. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II--OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS.

Subsequent to the end of our fiscal quarter ended March 31, 2004, we issued 5,000,000 shares of our common stock to Cool Can as partial consideration for the rights granted to us under the License Agreement. The issuance of these shares of our common stock were issued in reliance of the exemption to registration contained in Section 4(2) of the Securities Act.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits And Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Exclusive License Agreement with Cool Can Technologies, Inc.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously Filed as an Exhibit to our Form SB-2 registration statement originally filed with the SEC on March 30, 2000.

(2)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.

(3)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB

(b) Current Reports On Form 8-K.

The following Current Report on Form 8-K has been filed during our fiscal quarter ended March 31, 2004:

Date of Filing Form 8-K	Description of Form 8-K

January 9, 2004	Exclusive License Agreement with Cool Can Technologies, Inc.

We have not filed any Current Reports on Form 8-K since March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

By:	/s/ David Lam
David Lam
President, Chief Executive
Officer and Director
Date: May 21, 2004