Form 10QSB
period 2004-06-30
BALSAM VENTURES INC
filed 2004-08-23
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒   Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2004

  ☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-32011

BALSAM VENTURES, INC.
(Name of small business issuer in its charter)

NEVADA	52-2219056
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

SUITE 200, 20 EAST FOOTHILL BOULEVARD
ARCADIA, CALIFORNIA	91006
(Address of principal executive offices)	(Zip Code)

(626) 574-2911
Issuer's telephone number

SUITE 208, 20 EAST FOOTHILL BOULEVARD
ARCADIA, CALIFORNIA 91006
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 16, 2004, the Registrant had 25,500,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

BALSAM VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S Dollars)

BALSAM VENTURES INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2004	2003

ASSETS

Current
Cash	$5	$23

License Agreement (Note 4)	-	-

	$5	$23

LIABILITIES

Current
Accounts payable	$85,521	$44,620
Convertible Notes Payable (Note 6)	279,464	266,500
	364,985	311,120

SHAREHOLDER'S DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value with $0.001 per
share

Issued and outstanding:
25,500,000 common shares at June 30, 2004 and
December 31, 2003	25,500	20,500

Additional paid-in capital	312,500	117,500

Deficit Accumulated During The Development Stage	(702,980)	(449,097)
	(364,980)	(311,097)

	$5	$23

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30		JUNE 30
	2004	2003	2004	2003	2004

Expenses
Bank charges and
interest	$6,739	$-	$13,214	$-	$20,292
Consulting services	15,000	33,000	30,000	66,000	255,947
Domain registration	-	102	-	185	436
Professional fees	6,722	10,895	9,147	12,129	122,850
Office and sundry	(77)	(16)	17	51	9,242
Regulatory	908	-	1,440	-	8,034
Stock transfer services	25	25	65	79	5,405
Travel	-	-	-	-	9,099
Write off of software
development costs	-	-	-	-	8,675
License extension
payment	-	-	-	-	63,000
License payment	200,000	-	200,000	-	200,000

Net Loss For The Period	$229,317	$44,006	$253,883	$78,444	$702,980

Net Loss Per Share	$(0.01)	$0.01	$(0.01)	$0.01

Weighted Average Number
Of Shares Outstanding	23,192,308	20,200,000	21,846,153	20,200,000

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(253,883)	$(78,444)	$(702,980)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Write off of software development costs	-	-	8,675
Shares issued to extend license agreement	-	-	63,000
Shares issued for license	200,000	-	200,000
Change in accounts payable	40,901	78,399	85,521
	(12,982)	(45)	(345,784)

Cash Flows From Investing Activity
Software development costs	-	-	(8,675)

Cash Flows From Financing Activity
Convertible notes	12,964	-	279,464
Share capital	-	-	75,000
	12,964	-	354,464

Increase (Decrease) In Cash	(18)	(45)	5

Cash, Beginning Of Period	23	45	-

Cash, End Of Period	$5	$-	$5

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL	SHARE
			PAID-IN	SUBSCRIPTIONS
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	TOTAL

Shares issued for cash at
$0.001	5,000,000	$5,000	$-	$-	$-	$5,000
Shares issued for cash at
$0.01	5,000,000	5,000	45,000	-	-	50,000
Shares issued for cash at
$0.20	100,000	100	19,900	-	-	20,000
Subscriptions receivable	-	-	-	(2,500)	-	(2,500)
Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31,
1999	10,100,000	10,100	64,900	(2,500)	(2,926)	69,574

Subscriptions receivable	-	-	-	2,500	-	2,500
Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31,
2000	10,100,000	10,100	64,900	-	(34,268)	40,732

Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31,
2001	10,100,000	10,100	64,900	-	(53,257)	21,743

Stock split (2 for 1)	10,100,000	10,100	(10,100)	-	-	-
Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31,
2002	20,200,000	20,200	54,800	-	(216,681)	(141,681)

Shares issued for license
extension payment at
$0.21	300,000	300	62,700	-	-	63,000
Net loss for the year	-	-	-	-	(232,416)	(232,416)

Balance, December 31,
2003	20,500,000	20,500	117,500	-	(449,097)	(311,097)

Shares issued for license at
$0.04	5,000,000	5,000	195,000	-	-	200,000
Net loss for the period	-	-	-	-	(253,883)	(253,883)

Balance, June 30, 2004	25,500,000	$25,500	$312,500	$-	$(702,980)	$(364,980)

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND OPERATIONS

Basis of Presentation

The unaudited financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS

	a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on August 17, 1999.

	b)	Development Stage Activities

i)
The Company developed a free internet website to provide a reliable source of information on immigration into the United States. The Company's original plan was to draw users to the website and to generate revenues from advertisers interested in the demographics of the Company's website users. The Company has not been able to generate sales of advertising or its website and, accordingly, has not generated any revenue to date.

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

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

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

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

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

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 – "Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 – "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

	g)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.	LICENSE

Pursuant to an exclusive license agreement, dated November 30, 2003, the Company has acquired the exclusive right and license for a period of 40 years to use, commercialize and exploit the technology for self-chilling beverage containers within the countries comprising the European Union and the Republic of China. In consideration of the grant of the exclusive license, the Company agreed to:

	a)	Issue 5,000,000 restricted common shares (issued);

	b)	Pay royalties on the following basis:

		i)	a sales royalty on the sale of products equal to 2% of gross profits;
		ii)	a license royalty on revenues from sub-licensing equal to 5% of gross license revenue;
		iii)	a minimum royalty payment of $5,000 per month commencing January 15, 2006.

During the period ended June 30, 2004, the Company issued 5,000,000 common shares at $0.04 per share for a value of $200,000 under the license agreement. This amount has been charged to operations in the current period.

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

5.	RELATED PARTY TRANSACTIONS

During the period ended June 30, 2004, director's compensation totalled $Nil (2003 - $36,000).

Accounts payable includes $16,636 (2003 - $37,465) due to directors.

6.	CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2003, the Company issued $260,000 of three year convertible notes bearing interest of 10% per annum. The notes are convertible into common shares at the lesser of $0.03 or 50% of the average trading price of the Company's common shares for the ten trading days prior to conversion. The Company may, at its option, elect to pay a portion of the interest by issuing common shares.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our Annual Report on Form 10-KSB and our current reports on Form 8-K.

As used in this quarterly report, the terms "we", "us", "our", and "Balsam" mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

DESCRIPTION OF BUSINESS

We are in the business of developing and marketing a patented unique proprietary technology that we have licensed from NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.) ("NorPac") which is intended to allow for the licensing and manufacture of commercially viable self-chilling beverage containers (the "Cool Can Technology").

NorPac's proposed product is referred to as the "InstaCool" product and consists of a module for insertion in an aluminum beverage container that incorporates a cartridge of liquid carbon dioxide ("CO2") that is held in place by a cartridge holder. The module consists of proprietary technology for which NorPac has been granted patent protection. The module would be inserted in an aluminum beverage container during an automated canning process. Containers incorporating the InstaCool product would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled by the consumer, a valve mechanism within the container would release the compressed liquid CO2. The escaping CO2 would then form into small particles of frozen snow at extremely cold temperatures and rapidly impart a chilling action to the beverage. The targeted result is that the consumer may purchase a beverage at room temperature and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage.

On November 30, 2003, we entered into a license agreement (the "License Agreement") with NorPac which grants us the exclusive right and license (the "License"), for a period of 40 years, to enjoy, commercialize and exploit the Cool Can Technology in countries comprising the European Union and the Peoples Republic of China (the "Exclusive Region"). Under the License Agreement, we have the right, within the Exclusive Region, to manufacture, use and sell apparatus and products embodying the Cool Can Technology and grant sub-licenses of our right to manufacture, use and sell products embodying the Cool Can Technology. The License Agreement further provides us with a right of first refusal with respect to any transfers, sales or assignments of the Cool Can Technology by NorPac, including patents, trademarks or other intellectual property rights. We also have a right of first refusal with respect to any licensing rights for countries which are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. In consideration for the rights granted to us under the License Agreement, we agreed to:

(a)	issue to NorPac 5,000,000 shares of our common stock, which shares were issued in May, 2004; and

(b)
pay ongoing royalties to NorPac equal to 2% of gross profits from the sale of products and 5% of gross licensing revenues. Notwithstanding that we may not earn gross profits from the sale of products or gross licensing revenues, we have agreed to pay NorPac minimum royalties of $5,000 per month beginning January 15, 2006.

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

(c)
Producing high-volume production cost estimates and methods, including estimation of tooling costs, sourcing production facilities and requesting bids for tender from potential manufacturers of component parts and analysis and cost estimates for projected method of assembling of the chilling module.

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

PROPOSED PRIVATE PLACEMENT OF SECURITIES

We have reached a verbal agreement with BIG K.G. ("BIG"), a German company, pursuant to which BIG will act as our agent for the purpose of locating European placees for a proposed private placement of 40,000,000 units at a price of $0.025 per unit for total potential proceeds of $1,000,000 (the "Private Placement"). Each unit to be issued under the proposed Private Placement will consist of one share of our common stock and one share purchase warrant entitling the warrant holder to purchase one additional share of our common stock at a price of $0.05 per share. BIG will receive a commission of $100,000 for services provided in connection with the proposed Private Placement. Although we have reached a verbal agreement with BIG in respect of the proposed Private Placement and are in the final stages of formalizing that agreement, there is no assurance that the proposed Private Placement will actually be completed. If completed, the proposed Private Placement will be made pursuant to Regulation S of the Securities Act on the basis that the offering will be made solely to non-U.S. persons as defined in Regulation S.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2004	2003	Increase / (Decrease)	2004	2003	Increase / (Decrease)
Revenue	$nil	$nil	n/a	$nil	$nil	n/a

Expenses	$229,317	$44,006	421%	$253,883	$78,444	223%

Net Income (Loss)	$(229,317)	$(44,006)	421%	$(253,883)	$(78,444)	223%

Revenue

We did not earn any revenues during the quarter ended June 30, 2004. We do not anticipate earning revenues until we are successful completing the development and commercialization of the Cool Can Technology, of which there is no assurance. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing necessary to develop this technology.

Operating Expenses

The largest component of our operating expenses was a license fee we paid to NorPac equal to 5,000,000 restricted shares of our common stock at a price of $0.04 per share for a value of $200,000. The license fee was incurred in connection with our receipt of the License under the License Agreement.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

		At December 31,	Percentage
	At June 30, 2004	2003	Increase / (Decrease)
Current Assets	$5	$23	(78)%
Current Liabilities	$85,521	$44,620	91.6%
Working Capital (Deficit)	$(85,516)	$(44,597)	(91.7)%

We had cash of $5 at June 30, 2004 as compared to cash of $23 at December 31, 2003.

Cash Flows

	Six Months Ended June 30
	2004	2003
Cash Flows from (used in) Operating Activities	$(253,883)	$(78,444)
Cash Flows from (used in) Investing Activities	$nil	$nil
Cash Flows from (used in) Financing Activities	$12,964	$nil
Net Increase (decrease) in Cash During Period	$(18)	$(45)

Financing Requirements

From inception to June 30, 2004, we have suffered recurring losses in the amount of $702,980 and net cash outflows from operations. We expect to continue to incur substantial losses to complete the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

We will require additional financing if we are not successful in earning revenues from the Cool Can Technology. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that any additional financing may be in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.              CONTROLS AND PROCEDURES.

(A)        Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)        Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS.

During our fiscal quarter ended June 30, 2004, we completed the following sales of securities that have not been registered pursuant to the Securities Act:

  In May of 2004, we issued 5,000,000 shares of our common stock to NorPac in consideration for the rights granted to us under the License Agreement. The issuance of these shares of our common stock was made in reliance of the exemption to registration contained in Section 4(2) of the Securities Act, on the basis that Norpac was a sophisticated investor.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits And Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

10.1	Exclusive License Agreement dated June 5, 2002 with Cool Can Technologies, Inc. (2)

10.2	Exclusive License Agreement dated November 30, 2003 with Cool Can Technologies, Inc. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously Filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on June 20, 2004
(3)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.

(b)        Current Reports On Form 8-K.

We have not filed any Current Reports on Form 8-K during our fiscal quarter ended June 30, 2004 and we have not filed any Current Reports on Form 8-K since June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

By:	/s/ David Lam

DAVID LAM
PRESIDENT, CHIEF EXECUTIVE
OFFICER AND DIRECTOR
(PRINCIPAL EXECUTIVE OFFICER)

Date: August 18, 2004