Form 10QSB
period 2004-09-30
BALSAM VENTURES INC
filed 2004-11-19
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
 ☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2004, the Registrant had 25,500,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

BALSAM VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S Dollars)

BALSAM VENTURES INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2004	2003

ASSETS

Current
Cash	$165	$23

License Agreement (Note 4)	-	-

	$165	$23

LIABILITIES

Current
Accounts payable	$110,306	$44,620

Convertible Notes Payable (Note 6)	286,000	266,500
	396,306	311,120

SHAREHOLDER'S DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value with $0.001
per share

Issued and outstanding:
25,500,000 common shares at September 30, 2004
and 20,500,000 common shares at December 31,
2003	25,500	20,500

Additional paid-in capital	312,500	117,500

Deficit Accumulated During The Development Stage	(734,141)	(449,097)
	(396,141)	(311,097)

	$165	$23

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003	2004

Expenses
Bank charges and
interest	$6,590	$-	$19,804	$-	$26,882
Consulting services	15,000	33,000	45,000	99,000	270,947
Domain registration	-	-	-	185	436
Professional fees	8,791	3,052	17,938	15,181	131,641
Office and sundry	415	327	432	378	9,657
Regulatory	365	-	1,805	-	8,399
Stock transfer
services	-	380	65	459	5,405
Travel	-	-	-	-	9,099
Write off of software
development
costs	-	-	-	-	8,675
License extension
payment	-	-	-	-	63,000
License payment	-	-	200,000	-	200,000

Net Loss For The
Period	$31,161	$36,759	285,044	$115,203	$734,141

Net Loss Per Share	$(0.01)	$0.01	$(0.01)	$0.01

Weighted Average
Number Of Shares
Outstanding	25,500,000	20,200,000	23,072,993	20,200,000

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(285,044)	$(115,203)	$(734,141)

Adjustments To Reconcile Net Loss To
Net Cash Used By Operating Activities
Write off of software development costs	-	-	8,675
Shares issued to extend license
agreement	-	-	63,000
Shares issued for license	200,000	-	200,000
Change in accounts payable	85,186	115,158	396,306
	142	(45)	(66,160)

Cash Flows From Investing Activity
Software development costs	-	-	(8,675)

Cash Flows From Financing Activity
Share capital	-	-	75,000

Increase (Decrease) In Cash	142	(45)	165

Cash, Beginning Of Period	23	45	-

Cash, End Of Period	$165	$-	$165

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL	SHARE
			PAID-IN	SUBSCRIPTIONS
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	TOTAL

Shares issued for cash at
$0.001	5,000,000	$5,000	$-	$-	$-	$5,000

Shares issued for cash at
$0.01	5,000,000	5,000	45,000	-	-	50,000

Shares issued for cash at
$0.20	100,000	100	19,900	-	-	20,000

Subscriptions receivable	-	-	-	(2,500)	-	(2,500)

Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31,
1999	10,100,000	10,100	64,900	(2,500)	(2,926)	69,574

Subscriptions receivable	-	-	-	2,500	-	2,500

Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31,
2000	10,100,000	10,100	64,900	-	(34,268)	40,732

Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31,
2001	10,100,000	10,100	64,900	-	(53,257)	21,743

Stock split (2 for 1)	10,100,000	10,100	(10,100)	-	-	-
Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31,
2002	20,200,000	20,200	54,800	-	(216,681)	(141,681)

Shares issued for license
extension payment at
$0.21	300,000	300	62,700	-	-	63,000

Net loss for the year	-	-	-	-	(232,416)	(232,416)

Balance, December 31,
2003	20,500,000	20,500	117,500	-	(449,097)	(311,097)

Shares issued for license at
$0.04	5,000,000	5,000	195,000	-	-	200,000

Net loss for the period	-	-	-	-	(285,044)	(285,044)

Balance, September 30,
2004	25,500,000	$25,500	$312,500	$-	$(734,141)	$(396,141)

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND OPERATIONS

Basis of Presentation

The unaudited financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

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

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

In accordance with SFAS No. 128 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

During the period ended September 30, 2004, the Company issued 5,000,000 common shares at $0.04 per share for a value of $200,000 under the license agreement. This amount has been charged to operations in the current period.

BALSAM VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

5.	RELATED PARTY TRANSACTIONS

During the period ended September 30, 2004, director's compensation totalled $Nil (2003 - $54,000).

Accounts payable includes $16,636 (2003 - $46,535) due to directors.

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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", and "Balsam" mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

DESCRIPTION OF BUSINESS

The following discussion and analysis summarizes our plan of operations for the next twelve months, our results of operations for the three month and nine month periods ended September 30, 2004 and changes in our financial condition from December 31, 2003. This discussion should be read in conjunction with the Management's Discussion and Analysis or Plan of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

We are in the business of developing and marketing a patented unique proprietary technology (the "Cool Can Technology") that we have licensed from NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.) ("NorPac"). Our license from NorPac allows us to sublicense and manufacture self-chilling beverage containers based upon the Cool Can Technology.

The Cool Can Technology is being used to develop a product referred to by NorPac as the "InstaCool" product. The InstaCool product consists of a module for insertion into an aluminum beverage container and incorporates a cartridge of liquid carbon dioxide ("CO2") that is held in place by a cartridge holder. This module would be inserted into the aluminum beverage container during an automated canning process and the containers would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled, a valve mechanism would release the compressed liquid CO2. The escaping CO2 would then form into small particles of frozen snow at extremely cold temperatures and rapidly impart a chilling action to the beverage. The targeted result is to allow consumers to purchase and store a beverage at room temperature and enjoy it cold without having to refrigerate the beverage.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30

			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Revenue	$nil	$nil	n/a	$nil	$nil	n/a
Expenses	31,161	36,759	(15.2)%	285,044	115,203	147.4%
Net Loss	$(31,161)	$(36,759)	(15.2)%	(285,044)	$(115,203)	147.4%

Revenue

We did not earn any revenues during the quarter ended September 30, 2004. We do not anticipate earning revenues until we are successful completing the development and commercialization of the Cool Can Technology, of which there is no assurance. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing necessary to develop this technology.

Operating Expenses

Our operating expenses during the quarter ended September 30, 2004 consisted primarily of banking charges and interest in the amount of $6,590, consulting fees in the amount of $15,000 and professional fees in the amount of $8,791, paid in connection with fulfilling our reporting obligations under applicable securities and other laws.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At September 30, 2004	At December 31, 2003	Increase / (Decrease)
Current Assets	$165	$23	617.4%
Current Liabilities	110,306	44,620	147.2%
Working Capital (Deficit)	$(110,141)	$(44,597)	146.9%

Our working capital deficit increased by 146.9% during the past nine months as a result of the fact that we had no revenues or significant sources of financing to offset the increase in our accounts payable arising from our operations. We had cash of $165 at September 30, 2004 as compared to cash of $23 at December 31, 2003.

Cash Flows
	Nine Months Ended September 30

	2004	2003
Cash Flows from (used in) Operating Activities	$142	$(45)
Cash Flows from (used in) Investing Activities	Nil	nil
Cash Flows from (used in) Financing Activities	Nil	nil
Net Increase (decrease) in Cash During Period	$142	$(45)

Financing Requirements

From inception to September 30, 2004, we have suffered cumulative losses in the amount of $734,141. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

ITEM 3.         CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

PROPOSED PRIVATE PLACEMENT OF SECURITIES

We have reached a verbal agreement with BIG K.G. ("BIG"), a German company, pursuant to which BIG will act as our agent for the purpose of locating European placees for a proposed private placement of 40,000,000 units at a price of $0.025 per unit for total potential proceeds of $1,000,000 (the "Private Placement"). Each unit to be issued under the proposed Private Placement will consist of one share of our common stock and one share purchase warrant entitling the warrant holder to purchase one additional share of our common stock at a price of $0.05 per share. BIG will receive a fee of $100,000 for services provided in connection with the proposed Private Placement.

Although we have reached a verbal agreement with BIG in respect of the proposed Private Placement, we have not yet formalized this agreement. In view of the delay in formalizing the agreement with BIG, there is significant doubt that the Private Placement will be completed. In the event that the Private Placement is not completed, we will need to seek alternative sources of equity financing in order to proceed with our business plan. We do not currently have any alternative financing arrangements in place and there is no assurance that we will be able to obtain such alternative sources of financing on terms which are acceptable to us or at all.

ITEM 6.         EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

10.1	Exclusive License Agreement dated June 5, 2002 with Cool Can Technologies, Inc. (2)

10.2	Exclusive License Agreement dated November 30, 2003 with Cool Can Technologies, Inc. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously Filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on June 20, 2004
(3)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

By:	/s/ David Lam
DAVID LAM PRESIDENT AND DIRECTOR Date: November 18, 2004