Form 10KSB
period 2004-12-31
BALSAM VENTURES INC
filed 2005-05-17
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2004

☐  Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ________________ to ________________

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

COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year NIL.

As of May 13, 2005, the aggregate market value of the voting and non-voting common equity held by non- affiliates is $344,375, based on an average of the bid price of $0.045 and ask price of $0.08 of the common stock on May 13, 2005.

As of May 13, 2005, the Registrant had 25,500,000 common stock with a par value of $0.001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐    No  ☒

BALSAM VENTURES, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.             DESCRIPTION OF BUSINESS.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

OVERVIEW

We were incorporated on August 17, 1999 under the laws of the State of Nevada.

In accordance with our original business plan, we developed a free Internet web site at "www.usacitizenship.net" to provide a reliable source of information on immigration into the United States. Our original business plan was to draw users to our web site so that we could sell and generate revenues from the sale of web site advertisements. We completed the development of our web site and it became operational. However, we did not achieve sales of advertising on our web site and we have not earned any revenue to date.

As discussed below, on June 6, 2002, we entered into an exclusive licensing agreement (the “Original License Agreement”) with NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.) ("NorPac"). We ceased development of our web site business in order to concentrate on development of the technology licensed from NorPac. The web site is not currently operational. As discussed below, on November 30, 2003, we entered into a new exclusive licensing agreement with NorPac which cancelled and replaced the Original License Agreement.

License of Cool Can Technology

On June 6, 2002, we entered into an exclusive licensing agreement which was amended on September 2, 2002 (the "Original License Agreement") with NorPac, pursuant to which we were granted the exclusive worldwide right and license, for a period of 40 years, to enjoy, commercialize and exploit NorPac's proprietary Instacool self-chilling beverage container technology (the "Cool Can Technology"). As part of the consideration that we agreed to pay pursuant to the Original License Agreement, we issued 300,000 shares of our common stock to NorPac. However, we were in default of the Original License Agreement because we had failed to pay a $200,000 license fee. On June 5, 2003, we reached an agreement with NorPac that provided us until November 30, 2003 to remedy the default or lose our rights under the License Agreement.

On November 30, 2003, we entered into a new license agreement with NorPac (the “License Agreement”) which grants us the exclusive right and license, for a period of 40 years, to enjoy, commercialize and exploit the Cool Can Technology in countries comprising the European Union and the Peoples Republic of China (the “Exclusive Regions”). The License Agreement cancels and replaces the Original License Agreement and terminates all of our obligations under the Original License Agreement. Under the License Agreement, we have the right, within the Exclusive Region, to manufacture, use and sell apparatus and products embodying the Cool Can Technology and grant sub-licenses of our right to manufacture, use and sell products embodying the Cool Can Technology. The License Agreement further provides us with a right of first refusal with respect to any transfers, sales or assignments of the Cool Can Technology by NorPac, including patents, trademarks or other intellectual property rights. We also have a right of first refusal with respect to any licensing rights for countries which are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. The consideration we agreed to pay to NorPac pursuant to the License Agreement is as follows:

1.	We agreed to issue 5,000,000 shares of our common stock to NorPac, which shares were issued in May, 2004; and

2.
We agreed to pay ongoing royalties to NorPac equal to 2% of gross profits from sales of products or 5% of gross licensing revenues. Notwithstanding that there may be no gross profits or gross licensing revenues, we agreed to pay minimum royalty payments of $5,000 per month beginning January 15, 2006.

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

RESEARCH AND DEVELOPMENT

We have incurred no research and development expenditures during the fiscal year ended December 31, 2004.

INTELLECTUAL PROPERTY

We do not own, either legally or beneficially, any patents or trademarks. Subject to the License Agreement, the patents, trademarks and other intellectual property rights which make up the Cool Can Technology remain the property of NorPac. However, under the terms of the License Agreement we have a right of first refusal to acquire those patents, trademarks or other intellectual property rights should NorPac seek to dispose of the Cool Can Technology during the term of the License Agreement. Under the License Agreement, we are required to prosecute, within the Exclusive Region, any possible infringements upon NorPac’s patents or trademarks relating to the Cool Can Technology.

ITEM 2.             DESCRIPTION OF PROPERTY.

We have no real property holdings and, at this time, we have no agreements to acquire any properties. We do not lease any real property. Because of our limited operations, our management has determined that it is unnecessary for us to lease full-time office space at this time. David Lam, our President and Chief Executive

Officer and a member of our board of directors, has agreed to allow us to use office space leased by his company, Mediverse International, Inc., on an as needed basis free of charge.

ITEM 3.              LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge, no such proceedings are pending, threatened or contemplated.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ending December 31, 2004.

PART II

ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol BLSV.

The following table indicates the high and low bid prices of the common shares during the periods indicated:

	2004		2003

	High	Low	High	Low

First Quarter ended March 31	$0.07	$0.03	$0.05	$0.02
Second Quarter ended June 30	$0.125	$0.031	$0.08	$0.01
Third Quarter ended September 30	$0.06	$0.03	$0.08	$0.03
Fourth Quarter ended December 31	$0.035	$0.03	$0.05	$0.03

The range of high and low price quotes of our common stock as set out in the table above are as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PENNY STOCK RULES

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of May 13, 2005, there were approximately 9 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

On October 1, 2003, we issued to 12 of our creditors a total of $260,000 of 10% convertible notes due October 1, 2006 (the “Convertible Notes”). The Convertible Notes are convertible into shares of our common stock at the option of the holder at the lesser of $0.03 per share or 50% of our average trading price for the 10 trading days prior to conversion. We issued 11 of the Convertible Notes pursuant to Regulation S promulgated under the Securities Act of 1933 on the basis that each of these 11 holders of the Convertible Notes are not “U.S. persons” as defined under Regulation S. One (1) additional Convertible Note was issued pursuant to the exemption to registration contained in section 4(2) of the Securities Act of 1933 on the basis that the issuance of this Convertible Note did not involve a public offering.

On November 18, 2003, we issued 300,000 shares of our common stock to NorPac as part of the consideration that we owed to NorPac pursuant to the Original License Agreement as discussed above. These shares were issued at a price of $0.21 per share, the closing price of our common stock on September 2, 2002, the amendment date of the Original License Agreement. The issuance of these shares of our common stock was made pursuant to the exemption to registration contained in Section 4(2) of the Securities Act of 1933.

As discussed above, on November 30, 2003, we entered into a new exclusive licensing agreement with NorPac. As part of the consideration for those licensing rights, we agreed to issue to NorPac 5,000,000 shares in our common stock. These shares were issued to NorPac in May, 2004 at a price of $0.05 per share, the closing price of our common stock on that date. The issuance of these shares of our common stock will be made pursuant to the exemption to registration contained in section 4(2) of the Securities Act of 1933.

We have reached a verbal agreement with BIG K.G. (“BIG”), a German company, pursuant to which BIG will act as our agent for the purpose of locating European placees for a proposed private placement of 40,000,000 units at a price of $0.025 per unit for total proceeds of $1,000,000 (the “Private Placement”). Under the terms of our verbal agreement, each unit to be issued under the proposed Private Placement will consist of one share in our common stock and one share purchase warrant entitling the warrant holder to purchase one additional share of our common stock at a price of $0.05 per share. BIG is to receive a commission of $100,000 for services provided in connection with the proposed Private Placement. Although we have reached a verbal agreement with BIG in respect of the proposed Private Placement, we have not yet formalized our agreement with BIG. As a considerable period of time has passed without our being able to reach a formalized agreement with BIG, there is a substantial doubt that the proposed Private Placement will actually be completed.

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

Subject to obtaining financing, we anticipate that we will be spending approximately $460,000 over the next twelve-month period pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $230,000 will be spent on our plan of operations over the next six months. Our present cash reserves are not sufficient for us to carry out our plan of operations without substantial additional financing. We are currently attempting to arrange for financing through sub-licensing arrangements that would enable us to proceed with our plan of operations. Although we have reached a verbal agreement with BIG K.G. for the proposed Private Placement, there exists a substantial doubt that we will be able to complete the proposed Private Placement. We do not have any other financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to commercialize the InstaCool technology and to earn revenues. In the event that we are not successful in developing and commercializing the InstaCool technology, we intend to focus on the advertising and marketing campaign for our U.S. immigration web site business.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended December 31
	2004	2003	Percentage Increase
			/ (Decrease)
Revenue	$ nil	$ nil	n/a
Expenses	(306,987)	(232,416)	32.1%
Net Income (Loss)	$(306,987)	$(232,416)	32.1%

Revenues

We did not earn any revenues during the fiscal year ended December 31, 2004. We do not anticipate earning revenues until we commence sales of advertising on our immigration web site or we are successful completing the development of the InstaCool technology and are successful in commercializing this technology. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from our immigration web site or from the InstaCool technology even if we achieve the financing to develop this technology.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended December 31
			Percentage
	2004	2003	Increase /
			(Decrease)
Consulting Services	$60,000	$132,000	(54.5)%
Domain Registration	-	185	(100)%
Professional Fees	18,198	20,841	(12.7)%
Interest and Bank Charges	26,377	6,931	280.6%
Office and Sundry	181	325	(44.3)%
Regulatory	2,166	434	399.1%
Stock Transfer Services	65	25	160%
Write Off of Software Development Costs	-	8,675	(100)%
Travel	-	-	n/a
License Agreement Extension	-	63,000	(100)%
License Cost	200,000	-	100%
Total Expenses	$306,987	$232,416	32.1%

We incurred operating expenses in the amount of $306,987 for the fiscal year ended December 31, 2004 as compared to $232,416 for the fiscal year ended December 31, 2003. The largest component of our operating expenses was licensing costs of $200,000, being the value of the 5,000,000 shares of our common stock issued to NorPac as consideration for the License Agreement for the Cool Can Technology. We also incurred $60,000 in expenses on account of consulting services for general administrative and accounting work and for services provided in connection with our regulatory filings. Our operating expenses also included professional fees in the amount of $18,198 incurred in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows
	Year Ended December 31
	2004	2003
Net Cash used in Operating Activities	$(1,010)	$(22)
Net Cash used in Investing Activities	Nil	Nil
Net Cash from Financing Activities	Nil	Nil
Net Increase (Decrease) in Cash During Period	$1,010	$(22)

Working Capital

			Percentage
	At December 31,	At December 31,	Increase /
	2004	2003	(Decrease)
Current Assets	$1,033	$23	4,391.3%
Current Liabilities	159,117	51,120	211.3%
Working Capital Surplus (Deficit)	$(158,084)	$(51,097)	209.4%

We had cash of $1,033 as at December 31, 2004 as compared to cash of $23 as at December 31, 2003. At December 31, 2004 we had a working capital deficit of $158,084 as compared to a working capital deficit of $51,097 at December 31, 2003. The increase in working capital deficit during the year ended December 31, 2004 is attributable to increased accounts payable and accrued liabilities.

We will require additional financing if we are not successful in earning revenues from either our web site or the InstaCool technology. There is no assurance that we will be able to obtain additional financing if and when required. Although we have reached a verbal agreement with BIG K.G. for a proposed private placement, there exists a substantial doubt as to whether we will be able to complete this private placement. We anticipate that any additional financing may be in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

Convertible Notes Payable

Our financial statements for the year ended December 31, 2003 and for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004 have been restated to correct an error in the accounting for the beneficial conversion features of $260,000 of three year convertible notes bearing interest at 10% per annum, issued by us on October 1, 2003. The notes are convertible at any time, at the holder’s option, into common shares at the lesser of $0.03 or 50% of the average trading price of our common shares for the ten trading days prior to conversion. We may, at our option, elect to pay all or a portion of the interest by issuing common shares.

The accompanying financial statements for the year ended December 31, 2003 have been restated to correct an error in the accounting for the beneficial conversion feature on the convertible notes.

Emerging Issues Task Force Release Nos. 98-5 and 00-27 state that any embedded beneficial conversion features present in convertible securities should be valued separately at issuance. The embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. The Emerging Issues Task Force observed that in certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds allocated to the convertible instrument. In those situations, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. For convertible instruments that have a stated redemption date (such as term debt) the discount resulting from recording a beneficial conversion option should be accreted from the date of issuance to the stated redemption date of the convertible instrument. In the event of early conversion or default, the remaining discount would be recognized as interest expense during the period in which such early conversion or default occurs.

In correcting the accounting for the convertible notes to apply the provisions of the above pronouncements, we recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Total interest expense on the debentures for the three months ended December 31, 2003 was $6,500. Interest expense recorded related to the accretion of the discount for the year ended December 31, 2003 was $Nil. The remaining discount on the convertible debentures as of December 31, 2003 was $260,000.

Interest expense related to the accretion of the discount for the calendar years ending after December 31, 2003 is expected to be as follows and would be accelerated upon early conversion or default of the notes:

Year ended December 31, 2004	$-
Year ended December 31, 2005	$3,030
Year ended December 31, 2006	$256,970

The restatement had the effect of reducing the previously reported carrying amounts of the notes by the $260,000 amount of the discount, and increasing additional paid in capital by the same amount. The restatement had no effect on previously reported loss, loss per share, loss from inception to December 31, 2003 or on previously reported cash flows.

ITEM 7.             FINANCIAL STATEMENTS.

Page

1.	Reports of Independent Registered Public Accounting Firm;

	a.	Report of Telford Sadovnick, PLLC	F-2

	b.	Report of Morgan & Company, Chartered Accountants	F-3

2.	Audited Financial Statements for the year ended December 31, 2004, including:

	a.	Balance Sheets as at December 31, 2004 and December 31, 2003;	F-4

	b.	Statements of Operations for the years ended December 31, 2004, December 31, 2003, December 31, 2002 and for the period from inception on August 17, 1999 to December 31, 2004;	F-5

	c.	Statements of Cash Flows for the years ended December 31, 2004, December 31, 2003, December 31, 2002 and for the period from inception on August 17, 1999 to December 31, 2004;	F-6

	d.	Statements of Stockholders’ Equity (Deficiency); and	F-8

	e.	Notes to Financial Statements.	F-9

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Balsam Ventures, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Balsam Ventures, Inc. (the “Company”) (a Development Stage Company) as at December 31, 2004, the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balsam Ventures, Inc. (a Development Stage Company) as at December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 4 to the financial statements, the accompanying financial statements of Balsam Ventures Inc. (a Development Stage Company) as at December 31, 2003, for the year then ended, and for the period from inception, August 17, 1999, to December 31, 2003, have been restated. The restated financial statements as of and for the year ended December 31, 2003, and the cumulative data from August 17, 1999 (inception) to December 31, 2003, were audited by Morgan & Company, Chartered Accountants, and they expressed an unqualified opinion in their report dated March 29, 2004, except for Note 4 which is dated as of April 21, 2005. With the exception of certain matters relating to Note 4, they have not performed any auditing procedures since March 29, 2004.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS
Bellingham, Washington
April 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Balsam Ventures Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Balsam Ventures Inc. (a development stage company) as at December 31, 2003 and the statements of operations, stockholders’ deficiency, and cash flows for the year then ended, and for the period from inception, August 17, 1999, to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 and for the period from inception, August 17, 1999, to December 31, 2003, in conformity with United States generally accepted accounting principles.

As discussed in Note 5 of the financial statements, the Company issued $260,000 in aggregate principal amount of convertible notes due in 2006, and recorded a discount on the notes of $260,000 related to the beneficial conversion features. Accordingly no monetary amount is reflected as a liability on the accompanying balance sheet, although $260,000 in aggregate principal amount of the notes was outstanding at December 31, 2004.

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

As described in Note 5 to the financial statements, the accompanying financial statements of Balsam Ventures Inc. (a development stage company) as at December 31, 2003, for the year then ended, and for the period from inception, August 17, 1999, to December 31, 2003, have been restated.

Vancouver, B.C.	“Morgan & Company”

March 29, 2004, except as to Note 5
which is dated as at April 21, 2005	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31
	2004	2003
		(Restated)
ASSETS

Current
Cash	$1,033	$23

LIABILITIES

Current
Accounts payable and accrued liabilities	$159,117	$51,120

Convertible Notes Payable
$260,000, net of $260,000 (2003 - $260,000) discount on notes
attributable to beneficial conversion feature (Note 4)	-	-

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock, par value with $0.001 per
share

Issued and outstanding:
25,500,000 common stock at December 31, 2004
20,500,000 common stock at December 31, 2003	25,500	20,500

Additional paid-in capital	572,500	377,500

Deficit Accumulated During The Development Stage	(756,084)	(449,097)

	(158,084)	(51,097)

	$1,033	$23

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

				Cumulative
				Period from
				August 17
				1999 (inception)
	Year Ended December 31			to December 31
	2004	2003	2002	2004

Revenue	$-	$-	$-	$-

Expenses
License and extension
costs	200,000	63,000	-	263,000
Consulting services	60,000	132,000	93,847	285,947
Interest and bank
charges	26,377	6,931	147	33,455
Professional fees	18,198	20,841	44,628	131,901
Regulatory	2,166	434	6,160	8,760
Office and sundry	181	325	6,610	9,406
Stock transfer services	65	25	2,887	5,405
Write off of software
development costs	-	8,675	-	8,675
Domain registration	-	185	46	436
Travel	-	-	9,099	9,099

Net loss for the period	$306,987	$232,416	$163,424	$756,084

Net loss per share, basic
and diluted	$(0.01)	$(0.01)	$(0.01)

Weighted average
number of shares
outstanding	23,601,093	20,236,164	20,200,000

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

				Cumulative
				Period from
				August 17
				1999 (inception)
	Year Ended December 31			to December 31
	2004	2003	2002	2004

Cash provided by (used in):
Operating Activities
Net loss for the period	$(306,987)	$(232,416)	$(163,424)	$(756,084)
Items not involving cash:
License and extension costs	200,000	63,000	-	263,000
Interest accrued on convertible notes
payable	26,036	6,500	-	32,536
Write off of software development costs	-	8,675	-	8,675
	(80,951)	(154,241)	(163,424)	(451,873)
Changes in non-cash operating working capital
items:
Change in accounts payable and accrued
liabilities	81,961	154,219	148,592	386,581

	1,010	(22)	(14,832)	(65,292)

Investing Activity
Software development costs	-	-	-	(8,675)

Financing Activity
Issuance of common stock	-	-	-	75,000

Increase (Decrease) In Cash	1,010	(22)	(14,832)	1,033

Cash, Beginning Of Period	23	45	14,877	-

Cash, End Of Period	$1,033	$23	$45	$1,033

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$341	$431	$147	$919
Income taxes	-	-	-	-

Continued

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

Supplemental disclosure of cash flow information (cont’d)

Non-cash financing and investing activities:

a)
During the year ended December 31, 2004, the Company issued 5,000,000 common shares, with a value of $200,000, as consideration for a license. During the year ended December 31, 2003, the Company issued 300,000 common shares, with a value of $63,000, to initiate and extend the arrangement.

b)	During the year ended December 31, 2003, the Company settled accounts payable, in the amount of $260,000, by the issue of convertible notes payable.

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM AUGUST 17, 1999 (INCEPTION) TO DECEMBER 31, 2004
(Restated)

					Deficit
	Common Stock				Accumulated
			Additional	Share	During the
			Paid-in	Subscription	Development
	Shares	Par Value	Capital	Receivable	Stage	Total

Stock issued for cash at $0.0005	10,000,000	$10,000	$(5,000)	$-	$-	$5,000

Stock issued for cash at $0.005	10,000,000	10,000	40,000	-	-	50,000

Stock issued for cash at $0.10	200,000	200	19,800	-	-	20,000

Subscriptions receivable	-	-	-	(2,500)	-	(2,500)

Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31, 1999	20,200,000	20,200	54,800	(2,500)	(2,926)	69,574

Subscriptions received	-	-	-	2,500	-	2,500

Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31, 2000	20,200,000	20,200	54,800	-	(34,268)	40,732

Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31, 2001	20,200,000	20,200	54,800	-	(53,257)	21,743

Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31, 2002	20,200,000	20,200	54,800	-	(216,681)	(141,681)

Beneficial conversion
feature of convertible notes	-	-	260,000	-	-	260,000

Stock issued for license extension
payment at $0.21	300,000	300	62,700	-	-	63,000

Net loss for the year	-	-	-	-	(232,416)	(232,416)

Balance, December 31, 2003	20,500,000	20,500	377,500	-	(449,097)	(51,097)

Stock issued for license at $0.04	5,000,000	5,000	195,000	-	-	200,000

Net loss for the year	-	-	-	-	(306,987)	(306,987)

Balance, December 31, 2004	25,500,000	$25,500	$572,500	$-	$(756,084)	$(158,084)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

1.	NATURE OF OPERATIONS

	a)	Organization

Balsam Ventures, Inc. (the Company) was incorporated in the State of Nevada, U.S.A., on August 17, 1999.

During 2002, the Board of Directors authorized a two for one stock split. All references in the accompanying financial statements to the number of common shares and pre-share amounts to fiscal year 2002 have been restated to reflect the stock split.

	b)	Development Stage Activities

i)
The Company developed a free internet website to provide a reliable source of information on immigration into the United States. The Company’s original plan was to draw users to the website and to generate revenues from advertisers interested in the demographics of the Company’s website users. The Company has not been able to generate sales of advertising from its website and, accordingly, has not generated any revenue to date. During 2003, the business activity was abandoned and software development costs were written off. The Company then commenced alternative business activities.

ii)
The Company currently plans to raise funds to develop, evaluate, test, and if technological feasibility is then established, commercialize and exploit the self-chilling beverage container technology that it has acquired pursuant to the license agreement detailed in Note 5. There can be no assurance that the Company will be successful in completing product development, establishing and defending related intellectual property, demonstrating necessary safety standards, and achieving scale economies. The Company has not generated any revenue to date.

The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure. Additional investment, which could be substantial, is required to further develop, adapt, test and pilot the technology for feasibility.

	c)	Going Concern

These financial statements have been prepared on a going concern basis which contemplates that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

Since inception, the Company has suffered recurring losses and net cash outflows from development stage activities. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded its activities through common stock issuances, related party loans, and the support of creditors in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue development and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company is a development stage company as defined by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting substantially all of its present efforts to establish a new business and planned principal operations have not commenced. All losses accumulated since inception are part of the Company’s development stage activities.

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

	c)	Cash

Cash consists of insured deposits with a Canadian Chartered Bank.

	d)	Research and Development

The Company charges amounts incurred in research and development of technology to operations until such time as technological feasibility is demonstrated. Amounts expensed include acquired intangibles relating to specific research and development projects, such as license and extension costs, which do not have alternative uses in other research and development activities or otherwise.

	e)	Software Development Costs

Software development costs represented capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation. Upon implementation, the costs would have been amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance would have been charged to expense as incurred. However, on abandonment of the business activity involving the Company’s internet website, software development costs were written off to expense.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense items at the average exchange rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

Translation gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the local functional currency are recorded in the Statement of Operations.

	f)	Stock-based Compensation

The Company measures compensation cost for stock-based compensation using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees”. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

	g)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”) “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2004, convertible notes payable were considered a stock equivalent that was anti- dilutive and excluded in the earnings per share computation.

	h)	Financial Instruments

The carrying amounts of financial instruments, including cash, and accounts payable and accrued liabilities, approximate their fair value as of December 31, 2004. The fair value of the convertible notes payable approximates the face amount based upon a discounted cash flow analysis using the Company’s incremental borrowing rate for similar types of borrowing arrangements.

	i)	Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in fiscal years 2004 or 2003, respectively.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

	k)	Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

	l)	Intangible Assets

The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. The Company’s operational policy for the assessment and measurement of any impairment in the value of goodwill and intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset over its appraised value.

	m)	Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

	n)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	o)	Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, whereby, any embedded beneficial conversion features present in convertible securities are valued separately at issuance. The embedded conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible.

In circumstances where the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.

For convertible instruments that have a stated redemption date, such as term debt, the discount resulting from recording a beneficial conversion option is accreted from the date of issuance to the stated redemption date of the convertible instrument.

In the event of early conversion or default, the remaining discount is recognized as interest expense during the period in which such early conversion or default occurs.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)
In November 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, “to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company has determined that the adoption of SFAS 151 does not have an impact on its results of operations or financial position.

b)
In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non- monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

c)
In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123”), “Share-Based Payment”. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The original Statement SFAS 123 established fair value as the measurement objective for transactions in which an entity acquires goods or services from non- employees in share-based payment transactions. The Statement revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (revised 2004) does not currently have an impact on its results of operations or financial position.

4.	CONVERTIBLE NOTES PAYABLE

During the year ended December 2003, the Company issued convertible notes, maturing October 1, 2006, aggregating $260,000 and bearing interest of 10% per annum. The notes are convertible into common shares at the lesser of $0.03 per share or 50% of the average trading price of the Company’s common shares for the ten trading days prior to conversion. The Company may, at its option, elect to pay a portion of the interest by issuing common stock.

The accompanying financial statements for the year ended December 31, 2003 have been restated to correct an error in the accounting for the beneficial conversion feature on the convertible notes.

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded related to the accretion of the discount for the year ended December 31, 2004 was $Nil (2003 - $Nil). The remaining discount on the convertible debentures as of December 31, 2004 was $260,000 (2003 - $260,000).

Interest expense related to the accretion of the discount for the calendar years ending after December 31, 2004 is expected to be as follows and would be accelerated upon early conversion or default of the notes:

Year ended December 31, 2005 $ 3,030 Year ended December 31, 2006 $ 256,970

During the year ended December 31, 2004, $26,036 (2003 - $6,500) of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods. Interest on these convertible notes payable has accrued to December 31, 2004 of $32,536 (2003 - $6,500).

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

4.	CONVERTIBLE NOTES PAYABLE (Continued)

The restatement had the effect of reducing the previously reported carrying amounts of the notes by the $260,000 amount of the discount, and increasing additional paid-in capital by the same amount. The restatement had no effect on previously reported loss, loss per share, loss from inception to December 31, 2003 or on previously reported cash flows.

5.	LICENSE AGREEMENT

Pursuant to an exclusive license agreement (the “Agreement”) with NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.) (the “Licensor”), dated November 30, 2003, the Company acquired the exclusive right and license (the “License”), for a period of 40 years, to use, commercialize and exploit the Licensor’s proprietary trademarks, patents, process information, technical information, designs and drawings associated with the Licensor’s self-chilling beverage containers technology (the “Technology”), including the right to manufacture, use and sell apparatus and products embodying the Technology within the countries comprising the European Union and the People’s Republic of China. The Company also has the right to sub-license the right to manufacture, use and sell products embodying the Technology.

In consideration for the Agreement, the Company agreed to:

	a)	issue 5,000,000 restricted shares of its common stock (issued in 2004);

	b)	pay royalties on the following basis:

		i)	a sales royalty equal to 2% of gross profits from sales of all apparatus incorporating the Technology and/or commercial goods or products incorporating the Technology;
		ii)	a license royalty equal to 5% of revenues received from sub-licensing the Technology, and;
iii)
a minimum royalty payment of $5,000 per month commencing January 15, 2006, which is to be credited toward all royalty payments under the Agreement that have been paid by the Company or become payable by the Company during the course of the Agreement.

The Technology and patents and trademarks of the Licensor included in the Technology remain the property of the Licensor subject to the terms of the License granted under the Agreement. However, the Company has a right of first refusal to acquire the intellectual property subject to the Agreement should the Licensor seek to dispose of the Technology during the Agreement. The Agreement supercedes all prior arrangements and agreements between the Company and the Licensor in respect of the Technology.

The Licensor suspended all research and development activities on the Technology in November 2002 due to a lack of funds. Due to the costs involved in applying for and receiving extensions from the U.S. Patent and Trademark Office and the uncertainty relating to successful commercialization of the technology, the Licensor ceased filing for trademark extensions in September 2001. It believes that it will be able to re-institute ownership of the trademarks, or the equivalent thereof, when product development is completed.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

5.	LICENSE AGREEMENT (Continued)

During the year ended December 31, 2004, the Company issued 5,000,000 common shares at $0.04 per share for a value of $200,000 under the Agreement. During the year ended December 31, 2003, the Company issued 300,000 common shares at $0.21 per share for a value of $63,000 to initiate the arrangement.

6.	RELATED PARTY TRANSACTIONS

Amounts paid to related parties were based on exchange amounts which represented the amounts agreed upon by the related parties. Amounts paid or payable to related parties not disclosed elsewhere include the following:

During the year ended December 31, 2004, director’s compensation totalled $Nil (2003 - $72,000);

At December 31, 2004, accounts payable and accrued liabilities includes $20,873 (2003 - $17,483) due to directors; convertible notes payable includes $33,899 (2003 - $33,899) due to directors.

7.	INCOME TAXES

a)	Income tax provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2003 – 34%) to income before income taxes. The difference results from the following items:

	2004	2003

Computed expected (benefit of) income taxes	$(104,376)	$(79,021)

Increase in valuation allowance	104,376	79,021

	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2004	2003

Total income tax operating loss carry forward	$756,084	$449,097

Statutory tax rate	34%	34%

Deferred income tax asset	257,069	152,693

Valuation allowance	(257,069)	(152,693)

	$-	$-

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

7.	INCOME TAXES (Continued)

c)
The Company has incurred operating losses of approximately $756,084 which, if unutilized, will expire through to 2024. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

		Expiration date of
		income tax operating
	Net Loss	loss carry forwards

1999	$2,926	2019
2000	31,342	2020
2001	18,989	2021
2002	163,424	2022
2003	232,416	2023
2004	306,987	2024

Total income tax operating loss carry forward	$756,084

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes In Registrant’s Certifying Accountant

On April 6, 2005, we engaged Telford Sadovnick, PLLC as its principal independent accountants. On the same date, the we advised Morgan & Company, Chartered Accountants, that it was dismissed as the Company’s independent accountant. Our Board of Directors approved the engagement of Telford Sadovnick and the dismissal of Morgan & Company by written resolution.

Morgan & Company’s reports on the financial statements of the Company for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of the Company’s ability to continue as a going concern.

There have been no disagreements during the Company’s two most recent fiscal years and the subsequent interim period preceding the dismissal of Morgan & Company between the Company and Morgan & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Morgan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with their report for the financial statements for those years.

We filed an amended report on Form 8-K/A regarding the change in principal independent accountants with the Securities and Exchange Commission on May 2, 2005 and provided Morgan & Company with a copy of that report. We requested in writing that Morgan & Company provide a letter addressed to the Securities and Exchange Commission stating whether or not they agree with the disclosures contained in that report. A copy of the requested letter from Morgan & Company was filed as an exhibit to our report on Form 8-K/A.

ITEM 8A.          CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 8B.          OTHER INFORMATION.

None.

PART III

ITEM 9.              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name	Age	Positions
David Lam	48	President, Chief Executive Officer, Director
John Boschert	34	Secretary, Treasurer, Chief Financial Officer, Director

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

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended December 31, 2004, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

	Number of Late	Transactions Not	Known Failures to File
Name and Principal Position	Reports	Timely Reported	a Required Form

David Lam, Director,
President and	None	None	None
Chief Executive Officer

John Boschert, Director
Secretary, Treasurer and	None	None	None
Chief Financial Officer

NorPac Technologies, Inc.
Beneficial owner of greater	None	None	None
than 10% of our issued and
outstanding common stock.

ITEM 10.            EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for Mr. David Lam, our President and Chief Executive Officer, Mr. John Boschert, our Secretary, Treasurer and Chief Financial Officer and Mr. Robert Smith, our former Secretary and Treasurer (together, our “named executive officers”) for our fiscal years ended December 31, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs* (#)	LTIP payouts ($)
Robert Smith	Former Director, Secretary and Treasurer	2004 2003 2002	n/a n/a $0	n/a n/a 0	n/a n/a 0	n/a n/a 0	n/a n/a 0	n/a n/a 0	n/a n/a 0
David Lam	Director, President and Chief Executive Officer	2004 2003 2002	$0 $0 $0	0 0 0	0 $36,000* $3,000*	0 0 0	0 0 0	0 0 0	0 0 0
John Boschert	Director, Secretary, Treasurer and Chief Financial Officer	2004 2003 2002	$0 $0 $0	0 0 0	0 $36,000* $18,000*	0 0 0	0 0 0	0 0 0	0 0 0
* Each of Messrs. Lam and Boschert receive management fees of $3,000 per month during the periods indicated.

STOCK OPTION GRANTS

We did not grant any stock options to our executive officers or directors during our most recent fiscal year ended December 31, 2004. We also have not granted any stock options to our executive officers or directors since December 31, 2004. In addition, as of December 31, 2004, no retirement, pension or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our executive officers or directors during the financial year ended December 31, 2004 and no stock options have been exercised since December 31, 2004.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

Our directors received monthly management fees of $3,000 per month during the year ended December 31, 2003 and no management fees during the year ended December 31, 2004.

EMPLOYMENT CONTRACTS

We do not have employment contracts with any of our executive officers or directors. We also do not have any termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 13, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	David Lam, Director, President and Chief Executive Officer	2,240,000(2)	8.5%
Common Stock	John Boschert, Director, Secretary, Treasurer and Chief Financial Officer	9,129,966(3)	35.6%
Common Stock	All Officers and Directors as a Group (2 persons)	11,369,966	42.7%
5% SHAREHOLDERS
Common Stock	NorPac Technologies, Inc.	5,045,000	19.8%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 13, 2005. As of May 13, 2005, there were 25,500,000 shares of our common stock issued and outstanding.

(2)
The number of shares listed as beneficially owned by Mr. Lam include 1,000,000 shares owned by Mediverse International Inc., a company controlled by Mr. Lam, and 1,000,000 shares of our common stock issuable pursuant to a $30,000 convertible note issued to Mr. Lam. The convertible note may be converted at the lesser of $0.03 per share or 50% of our average trading price for the 10 days prior to conversion. The calculation of Mr. Lam’s ownership percentage is based on the assumption that Mr. Lam has exercised his conversion rights, but that Mr. Boschert and all other holders of the Convertible Notes have not.

(3)
The number of shares listed as beneficially owned by Mr. Boschert include shares 129,966 shares of our common stock issuable pursuant to a $3,899 convertible note issued to Mr. Boschert. The convertible note may be converted at the lesser of $0.03 per share or 50% of our average trading price for the 10 days prior to conversion. The calculation of Mr. Boschert’s ownership percentage is based on the assumption that Mr. Boschert has exercised his conversion rights, but that Mr. Lam and all other holders of the Convertible Notes have not.

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

ITEM 13.            EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Exclusive License Agreement dated June 5, 2002 with Cool Can Technologies, Inc.(2)

10.2	Exclusive License Agreement dated November 30, 2003 with Cool Can Technologies, Inc.(3)

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously Filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on June 20, 2004
(3)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended December 31, 2004 and December 31, 2003 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Audit Fees	$5,325	$4,500
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL
Total	$5,325	$4,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

By:	/s/ David Lam
DAVID LAM
President, Chief Executive Officer
Director

Date: May 16, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Lam
DAVID LAM
President, Chief Executive Officer
(Principal Executive Officer)
Director

Date: May 16, 2005

By:	/s/ John Boschert
JOHN BOSCHERT
Secretary, Treasurer, Chief Financial Officer
(Principal Accounting Officer)
Director

Date: May 16, 2005