Form 10QSB
period 2005-03-31
BALSAM VENTURES INC
filed 2005-05-25
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2005

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

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2005, the Registrant had 25,500,000 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

MARCH 31, 2005
(Unaudited)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2005	2004
ASSETS

Current
Cash	$1,141	$1,033

LIABILITIES

Current
Accounts payable and accrued liabilities	$186,592	$159,117

Convertible Notes Payable Net Of Discount On Notes
Attributable To Beneficial Conversion Feature (Note 4)	51	-
	186,643	159,117
Commitment And Contingencies (Notes 2 and 5)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock, par value with $0.001
per share

Issued and outstanding:
25,500,000 common stock	25,500	25,500

Additional paid-in capital	572,500	572,500

Deficit Accumulated During The Development Stage	(783,502)	(756,084)

	(185,502)	(158,084)

	$1,141	$1,033

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			Cumulative
			Period from
			August 17,
	THREE MONTHS ENDED		1999 (inception)
	MARCH 31		to March 31
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Consulting services	15,000	15,000	300,947
Domain registration	-	-	436
Professional fees	5,933	2,425	137,834
Interest and bank charges	6,446	6,475	39,901
Office and sundry	-	103	9,406
Foreign exchange (gain) loss	(12)	532	(12)
Regulatory	-	40	8,760
Stock transfer services	-	-	5,405
Accretion of discount on convertible
notes	51	-	51
Write off of software development costs	-	-	8,675
Travel	-	-	9,099
License agreement and extension costs	-	-	263,000

Net loss for the period	$27,418	$24,575	$783,502

Net loss per share, basic
and diluted	$(0.01)	$(0.01)

Weighted average
number of shares
outstanding	25,500,000	20,500,000

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			Cumulative
			Period from
			August 17,
	THREE MONTHS ENDED		1999 (inception)
	MARCH 31		to March 31
	2005	2004	2005

Cash provided by (used in):
Operating Activities
Net loss for the period	$(27,418)	$(24,575)	$(783,502)
Items not involving cash:
Write off of software development costs			8,675
License agreement and extension costs	-	-	263,000
Interest accrued on convertible notes
Payable	6,411	6,500	38,947
	(21,007)	(18,075)	(472,880)
Changes in non-cash operating working capital
items:
Change in accounts payable and accrued
Liabilities	21,064	18,043	407,645
Accretion of discount on convertible
debentures	51	-	51

	108	(32)	(65,184)

Investing Activity
Software development costs	-	-	(8,675)

Financing Activity
Issuance of common stock	-	-	75,000

Increase (Decrease) In Cash	108	(32)	1,141

Cash, Beginning Of Period	1,033	23	-

Cash, End Of Period	$1,141	$(9)	$1,141

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$35	$147	$954
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM AUGUST 17, 1999 (INCEPTION) TO MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

					Deficit
		Common Stock			Accumulated
			Additional	Share	During the
			Paid-in	Subscription	Development
	Shares	Par Value	Capital	Receivable	Stage	Total
Stock issued for cash at
$0.0005	10,000,000	$10,000	$(5,000)	$-	$-	$5,000
Stock issued for cash at
$0.005	10,000,000	10,000	40,000	-	-	50,000
Stock issued for cash at
$0.10	200,000	200	19,800	-	-	20,000
Subscriptions receivable	-	-	-	(2,500)	-	(2,500)
Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31,
1999	20,200,000	20,200	54,800	(2,500)	(2,926)	69,574

Subscriptions received	-	-	-	2,500	-	2,500
Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31,
2000	20,200,000	20,200	54,800	-	(34,268)	40,732

Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31,
2001	20,200,000	20,200	54,800	-	(53,257)	21,743

Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31,
2002	20,200,000	20,200	54,800	-	(216,681)	(141,681)

Beneficial conversion
feature of convertible
notes	-	-	260,000	-	-	260,000

Stock issued for license
extension payment at
$0.21	300,000	300	62,700	-	-	63,000
Net loss for the year	-	-	-	-	(232,416)	(232,416)

Balance, December 31,
2003	20,500,000	20,500	377,500	-	(449,097)	(51,097)

Stock issued for license at
$0.04	5,000,000	5,000	195,000	-	-	200,000
Net loss for the year	-	-	-	-	(306,987)	(306,987)

Balance, December 31,
2004	25,500,000	25,500	572,500	-	(756,084)
						(158,084)

Net loss for the quarter	-	-	-	-	(27,418)	(27,418)

Balance, March 31, 2005	25,500,000	$25,500	$572,500	$-	$(783,502)	$(185,502)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

     MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2004, has been omitted. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of results for the entire year ending December 31, 2005.

2.	NATURE OF BUSINESS AND ABILITY TO CONTINUE OPERATIONS

	a)	Organization

Balsam Ventures, Inc. (the Company) was incorporated in the State of Nevada, U.S.A., on August 17, 1999.

	b)	Development Stage Activities

The Company currently plans to raise funds to develop, evaluate, test, and if technological feasibility is then established, commercialize and exploit the self-chilling beverage container technology that it acquired in 2004. There can be no assurance that the Company will be successful in completing product development, establishing and defending related intellectual property, demonstrating necessary safety standards, and achieving scale economies. The Company has not generated any revenue to date.

The Company is in the development stage. Recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

	c)	Going Concern

These financial statements have been prepared on a going concern basis which contemplates that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

     MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF BUSINESS AND ABILITY TO CONTINUE OPERATIONS (Continued)

	c)	Going Concern (Continued)

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality.

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

	c)	Research and Development

The Company charges amounts incurred in research and development of technology to operations until such time as technological feasibility is demonstrated. Amounts expensed include acquired intangibles relating to specific research and development projects which do not have alternative uses in other research and development activities or otherwise.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

     MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

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

Emerging Issues Task Force Release No. 98-5 and 00-27 state that any embedded beneficial conversion features present in convertible securities should be valued separately at issuance. The embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. The Emerging Issues Task Force observed that in certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds allocated to the convertible instrument. In those situations, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. For convertible instruments that have a stated redemption date (such as term debt) the discount resulting from recording a beneficial conversion option should be accreted from the date of issuance to the stated redemption date of the convertible instrument. In the event of early conversion or default, the remaining discount would be recognized as interest expense during the period in which such early conversion or default occurs.

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded related to the accretion of the discount for the quarter ended March 31, 2005 was $51 (2004 - $Nil). The remaining discount on the convertible debentures as of March 31, 2005 was $259,949 (2004 - $260,000).

Interest of $38,947 on these convertible notes payable has accrued to March 31, 2005 (December 31, 2004 - $32,535).

5.	LICENSE AGREEMENT

Pursuant to an exclusive license agreement (the “Agreement”) with NorPac Technologies, Inc (formerly Cool Can Technologies, Inc.) (the “Licensor”), dated November 30, 2003, the Company acquired the exclusive right and license (the “License”), for a period of 40 years, to use, commercialize and exploit the Licensor’s proprietary trademarks, patents, process information, technical information, designs and drawings associated with the Licensor’s self-chilling beverage containers technology (the “Technology”), including the right to manufacture, use and sell apparatus and products embodying the Technology within the countries comprising the European Union and the People’s Republic of China. The Company also has the right to sub-license the right to manufacture, use and sell products embodying the Technology.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

     MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

5.	LICENSE AGREEMENT (Continued)

In consideration for the Agreement, the Company agreed to:

	a)	issue 5,000,000 restricted shares of its common stock (issued in 2004);

	b)	pay royalties on the following basis:

	i)	a sales royalty equal to 2% of gross profits from sales of all apparatus incorporating the Technology and/or commercial goods or products incorporating the Technology;

	ii)	a license royalty equal to 5% of revenues received from sub-licensing the Technology, and;

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

During the quarter ended March 31, 2005, director’s compensation totalled $Nil (2004 - $Nil);

As at March 31, 2005, accounts payable includes $21,720 (December 31, 2004 - $20,873) due to directors. Convertible notes payable includes $33,899 (December 31, 2004 - $33,899) due to directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", and “Balsam” mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

DESCRIPTION OF BUSINESS

The following discussion and analysis summarizes our plan of operations for the next twelve months, our results of operations for the three month period ended March 31, 2005 and changes in our financial condition from December 31, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

We are in the business of developing and marketing a patented unique proprietary technology (the “Cool Can Technology”) that we have licensed from NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.) (“NorPac”). Our license from NorPac allows us to sublicense and manufacture self-chilling beverage containers based upon the Cool Can Technology.

The Cool Can Technology is being used to develop a product referred to by NorPac as the “InstaCool” product. The InstaCool product consists of a module for insertion into an aluminum beverage container and incorporates a cartridge of liquid carbon dioxide ("CO2") that is held in place by a cartridge holder. This module would be inserted into the aluminum beverage container during an automated canning process and the containers would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled, a valve mechanism would release the compressed liquid CO2. The escaping CO2 would then form into small particles of frozen snow at extremely cold temperatures and rapidly impart a chilling action to the beverage. The targeted result is to allow consumers to purchase and store a beverage at room temperature and enjoy it cold without having to refrigerate the beverage.

On November 30, 2003, we entered into a license agreement (the “License Agreement”) with NorPac which grants us the exclusive right and license (the “License”), for a period of 40 years, to enjoy, commercialize and exploit the Cool Can Technology in countries comprising the European

Union and the Peoples Republic of China (the “Exclusive Region”). Under the License Agreement, we have the right, within the Exclusive Region, to manufacture, use and sell apparatus and products embodying the Cool Can Technology and grant sub-licenses of our right to manufacture, use and sell products embodying the Cool Can Technology. The License Agreement further provides us with a right of first refusal with respect to any transfers, sales or assignments of the Cool Can Technology by NorPac, including patents, trademarks or other intellectual property rights. We also have a right of first refusal with respect to any licensing rights for countries which are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. In consideration for the rights granted to us under the License Agreement, we agreed to:

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

Subject to our obtaining adequate financing, we anticipate that we will be spending approximately $460,000 over the next twelve-month period pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that $230,000 will be spent on our plan of operations over the next six months. Our present cash reserves are not sufficient for us to carry out our plan of operations without substantial additional financing. We are currently attempting to arrange for financing through sub-licenses that would enable us to proceed with our plan of operations. We have reached a verbal agreement with BIG K.G. for a proposed private placement equity financing, however there exists a substantial doubt that we will be able to complete the proposed private placement. We do not have any other financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to commercialize the InstaCool technology and to earn revenues. In the event that we are not successful in developing and commercializing the InstaCool technology, we intend to focus on the advertising and marketing campaign for our U.S. immigration web site business.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

First Quarter Summary

	Three Months Ended March 31
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	$Nil	$Nil	--
Expenses	(27,418)	(24,575)	11.6%
Net Income (Loss)	$(27,418)	$(24,575)	(11.6)%

Revenue

We did not earn any revenues during the quarter ended March 31, 2005. We do not anticipate earning revenues until we are successful completing the development and commercialization of the Cool Can Technology, of which there is no assurance. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing necessary to develop this technology.

Operating Expenses

Our operating expenses for the quarterly periods ended March 31, 2005 and 2004 consisted of the following:

	Three Months Ended March 31
			Percentage
	2005	2004	Increase / (Decrease)
Consulting Services	$15,000	$15,000	--
Professional Fees	5,933	2,425	144.7%
Interest and Bank Charges	6,446	6,475	(0.4)%
Office and Sundry	--	103	(100)%
Foreign Exchange (Gain) Loss	(12)	532	(102.3)%
Regulatory	--	40	(100)%
Accretion of Discount	51	--	100%
Total Operating Expenses	$ 27,418	$ 24,575	11.6%

Our operating expenses during the quarter ended March 31, 2005 consisted primarily of consulting fees in the amount of $15,000, incurred on account of general administrative and accounting services and for services provided in connection with our regulatory filings. In addition, we incurred professional fees in amount of $5,933, incurred in connection with meeting our ongoing reporting obligations under applicable securities laws, and interest and bank charges of $6,446.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At March 31, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$1,141	$1,033	10.5%
Current Liabilities	(186,592)	(159,117)	17.3%
Working Capital (Deficit)	$(185,451)	$(158,084)	17.3%

Our working capital deficit increased by 17.3% during the past three months as a result of the fact that we had no revenues or significant sources of financing to offset the increase in our accounts payable arising from our operations. We had cash of $1,141 at March 31, 2005 as compared to cash of $1,033 at December 31, 2004.

Cash Flows
	Three Months Ended March 31
	2005	2004
Cash Flows from (used in) Operating Activities	$108	$(32)
Cash Flows from (used in) Investing Activities	Nil	Nil
Cash Flows from (used in) Financing Activities	Nil	Nil
Net Increase (decrease) in Cash During Period	$108	$(32)

Financing Requirements

From inception to March 31, 2005, we have suffered cumulative losses in the amount of $783,502. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

We will require additional financing if we are not successful in earning revenues from the Cool Can Technology. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that any additional financing may be in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

We have reached a verbal agreement with BIG K.G. (“BIG”), a German company, pursuant to which BIG has agreed to act as our agent for the purpose of locating European placees for a proposed private placement of 40,000,000 units at a price of $0.025 per unit for total proceeds of $1,000,000 (the “Private Placement”). Under the terms of our verbal agreement, each unit to be issued under the proposed Private Placement will consist of one share in our common stock and one share purchase warrant entitling the warrant holder to purchase one additional share of our common stock at a price of $0.05 per share. BIG is to receive a commission of $100,000 for services provided in connection with the proposed Private Placement. Although we have reached a verbal agreement with BIG in respect of the proposed Private Placement, we have not yet formalized our agreement with BIG. As a considerable period of time has passed without our being able to reach a formalized agreement with BIG, there is a substantial doubt that the proposed Private Placement will actually be completed. We do not have any other financing arrangements in place.

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

Our significant accounting policies are disclosed in Note 3 to the unaudited financial statements included in this Quarterly Report.

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

Emerging Issues Task Force Release No. 98-5 and 00-27 state that any embedded beneficial conversion features present in convertible securities should be valued separately at issuance. The embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. The Emerging Issues Task Force observed that in certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds allocated to the convertible instrument. In those situations, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. For convertible instruments that have a stated redemption date (such as term debt) the discount resulting from recording a beneficial conversion option should be accreted from the date of issuance to the stated redemption date of the convertible instrument. In the event of early conversion or default, the remaining discount would be recognized as interest expense during the period in which such early conversion or default occurs.

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded related to the accretion of the discount for the quarter ended March 31, 2005 was $51 (2004 - $Nil). The remaining discount on the convertible debentures as of March 31, 2005 was $259,949 (2004 - $260,000).

Interest of $38,947 on these convertible notes payable has accrued to March 31, 2005 (December 31, 2004 - $32,535).

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

PART II - OTHER INFORMATION

ITEM  1 .  LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such  proceedings are threatened or contemplated.

ITEM  2 .  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM  3 .  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4 .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM  5 .  OTHER INFORMATION.

None.

ITEM  6 .  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Exclusive License Agreement dated June 5, 2002 with Cool Can Technologies, Inc.(2)

10.2	Exclusive License Agreement dated November 30, 2003 with Cool Can Technologies, Inc.(3)

14.1	Code of Ethics.(4)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously Filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on June 20, 2004.
(3)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(4)	Previously Filed as an Exhibit to our Annual Report on Form 10-KSB filed on May 17, 2005.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the quarterly period ended March 31, 2005. The following reports on Form 8-K were filed since the quarterly period ended March 31, 2005:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

April 6, 2005	April 8, 2005, and amended May 2, 2005	Item 4.01 Disclosure of Changes in the Company’s Certifying Accountant.

May 13, 2005	May 17, 2005	Item 4.02 Disclosure of Non-Reliance On Previously Issued Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

	By:	/s/ David Lam
Date: May 23, 2005		DAVID LAM
President, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Boschert
Date: May 23, 2005		JOHN BOSCHERT
Secretary, Treasurer, Chief Financial Officer
(Principal Accounting Officer)