Form 10QSB
period 2005-06-30
BALSAM VENTURES INC
filed 2005-08-22
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

 ☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2005

 ☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-32011

BALSAM VENTURES, INC.
(Name of small business issuer in its charter)

NEVADA	52-2219056
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1480 Gulf Road, Suite 204
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

(360) 306-0230
Issuer's telephone number

Suite 200, 20 East Foothill Boulevard
Arcadia, California 91006
Telephone: (626) 574-2911
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 17, 2005, the Registrant had 25,500,000 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2005	2004

ASSETS

Current
Cash	$648	$1,033

LIABILITIES

Current
Accounts payable and accrued liabilities	$225,794	$159,117

Convertible Notes Payable Net Of Discount On Notes
Attributable To Beneficial Conversion Feature
(Note 4)	245	-
	226,039	159,117

Commitment And Contingencies (Notes 2 and 4)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock, par value with
$0.001 per share

Issued and outstanding:
25,500,000 common stock	25,500	25,500

Additional paid-in capital	572,500	572,500

Deficit Accumulated During The Development Stage	(823,391)	(756,084)
	(225,391)	(158,084)

	$648	$1,033

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30		JUNE 30
	2005	2004	2005	2004	2005

Expenses
Accretion of discount on
convertible notes	$194	$-	$245	$-	$245
Bank charges and
interest	6,555	6,739	13,001	13,214	46,456
Consulting services	15,000	15,000	30,000	30,000	$315,947
Domain registration	-	-	-	-	436
Foreign exchange loss	769	-	757	-	757
License payment	-	200,000	-	200,000	263,000
Office and sundry	1,482	(77)	1,482	17	10,888
Professional fees	14,906	6,722	20,839	9,147	152,740
Regulatory	983	908	983	1,440	9,743
Stock transfer services	-	25	-	65	5,405
Travel	-	-	-	-	9,099
Write off of software
development costs	-	-	-	-	8,675

Net Loss For The Period	$39,889	$229,317	$67,307	$253,883	$823,391

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Shares Outstanding	25,500,000	23,192,308	25,500,000	21,846,153

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			AUGUST 17
			1999
	SIX MONTHS ENDED		(INCEPTION)
	JUNE 30		TO JUNE 30
	2005	2004	2005

Cash provided by (used in):
Operating Activities
Net loss for the period	$(67,307)	$(253,883)	$(823,391)

Adjustments To Reconcile Net Loss To
Operating Cash Flows
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes
payable	12,893	12,964	45,429
Shares issued to extend license agreement	-	200,000	263,000
Change in accounts payable and accrued
liabilities	53,784	40,901	440,365
Accretion of discount on convertible debentures	245	-	245
	(385)	(18)	(65,677)

Investing Activity
Software development costs	-	-	(8,675)

Financing Activity
Share capital	-	-	75,000

Increase (Decrease) In Cash	(385)	(18)	648

Cash, Beginning Of Period	1,033	23	-

Cash, End Of Period	$648	$5	$648

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$108	$103	$1,027
Income taxes paid	-	-	-

Non-Cash Financing and Investing Activities

During the six months ended June 30, 2004, the Company issued 5,000,000 common shares, with a value of $200,000, as consideration for a license.

In October 2003, the Company settled $260,000 of accounts payable by the issue of convertible notes.

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM AUGUST 17, 1999 (INCEPTION) TO JUNE 30, 2005
 (Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
		PAR	PAID-IN	SUBSCRIPTION	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Stock issued for cash at
$0.0005	10,000,000	$10,000	$(5,000)	$-	$-	$5,000

Stock issued for cash at
$0.005	10,000,000	10,000	40,000	-	-	50,000

Stock issued for cash at $0.10	200,000	200	19,800	-	-	20,000
Subscriptions receivable	-	-	-	(2,500)	-	(2,500)
Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31, 1999	20,200,000	20,200	54,800	(2,500)	(2,926)	69,574

Subscriptions received	-	-	-	2,500	-	2,500
Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31, 2000	20,200,000	20,200	54,800	-	(34,268)	40,732

Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31, 2001	20,200,000	20,200	54,800	-	(53,257)	21,743

Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31, 2002	20,200,000	20,200	54,800	-	(216,681)	(141,681)

Beneficial conversion feature
of convertible notes	-	-	260,000	-	-	260,000

Stock issued for license
extension payment at $0.21	300,000	300	62,700	-	-	63,000
Net loss for the year	-	-	-	-	(232,416)	(232,416)

Balance, December 31, 2003	20,500,000	20,500	377,500	-	(449,097)	(51,097)

Stock issued for license at
$0.04	5,000,000	5,000	195,000	-	-	200,000
Net loss for the year	-	-	-	-	(306,987)	(306,987)

Balance, December 31, 2004	25,500,000	25,500	572,500	-	(756,084)	(158,084)

Net loss for the period	-	-	-	-	(67,307)	(67,307)

Balance, June 30, 2005	25,500,000	$25,500	$572,500	$-	$(823,391)	$(225,391)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2004, has been omitted. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of results for the entire year ending December 31, 2005.

2.	NATURE OF BUSINESS AND ABILITY TO CONTINUE OPERATIONS

	a)	Organization

Balsam Ventures, Inc. (the “Company”) was incorporated in the State of Nevada, U.S.A., on August 17, 1999.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	CONVERTIBLE NOTES PAYABLE (Continued)

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded related to the accretion of the discount for the quarter ended June 30, 2005 was $245 (2004 - $Nil). The remaining discount on the convertible debentures as of June 30, 2005 was $259,755 (2004 - $260,000).

Interest of $45,429 on these convertible notes payable has accrued to June 30, 2005 (December 31, 2004 - $32,536).

4.	LICENSE AGREEMENT

Pursuant to an exclusive license agreement (the “Agreement”) with NorPac Technologies, Inc (formerly Cool Can Technologies, Inc.) (the “Licensor”), dated November 30, 2003, the Company acquired the exclusive right and license (the “License”), for a period of 40 years, to use, commercialize and exploit the Licensor’s proprietary trademarks, patents, process information, technical information, designs and drawings associated with the Licensor’s self- chilling beverage containers technology (the “Technology”), including the right to manufacture, use and sell apparatus and products embodying the Technology within the countries comprising the European Union and the People’s Republic of China. The Company also has the right to sub-license the right to manufacture, use and sell products embodying the Technology.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

4.	LICENSE AGREEMENT (Continued)

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

5.	RELATED PARTY TRANSACTIONS

Amounts paid to related parties were based on exchange amounts which represented the amounts agreed upon by the related parties. Amounts paid or payable to related parties not disclosed elsewhere include the following:

During the quarter ended June 30, 2005, director’s compensation totalled $Nil (2004 - $Nil);

As at June 30, 2005, accounts payable includes $22,851 (December 31, 2004 - $20,873) due to directors. Convertible notes payable includes $33,899 (December 31, 2004 - $33,899) due to directors.

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

DESCRIPTION OF BUSINESS

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six month period ended June 30, 2005 and changes in our financial condition from December 31, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months will include the following components:

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

Subject to our obtaining adequate financing, we anticipate that we will be spending approximately $460,000 over the next twelve-month period pursuing our stated plan of operation. Of these anticipated expenditures, we anticipate that $230,000 will be spent on our plan of operation over the next six months. Our present cash reserves are not sufficient for us to carry out our plan of operation without substantial additional financing. We are currently attempting to arrange for financing through sub-licenses that would enable us to proceed with our plan of operation. We have reached a verbal agreement with BIG K.G. for a proposed private placement equity financing; however, there exists a substantial doubt that we will be able to complete the proposed private placement. We do not have any other financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to commercialize the InstaCool technology and to earn revenues. In the event that we are not successful in developing and commercializing the InstaCool technology, we intend to focus on the advertising and marketing campaign for our U.S. immigration web site business.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	Nil	Nil	n/a	Nil	Nil	n/a

Expenses	$39,889	$229,317	(82.6)%	$67,307	$253,883	(73.5)%

Net Income (Loss)	$39,889	$229,317	(82.6)%	$67,307	$253,883	(73.5)%

Revenue

We did not earn any revenues during the quarter ended June 30, 2005. We do not anticipate earning revenues until we are successful completing the development and commercialization of the Cool Can Technology, of which there is no assurance. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing necessary to develop this technology.

Operating Expenses

Our operating expenses for the quarterly periods ended June 30, 2005 and 2004 consisted of the following:

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Accretion of Discount on	$194	$ --	100%	$245	$ --	100%
Convertible Notes
Bank Charges and Interest	6,555	6,739	(2.7)%	13,001	13,214	(1.6)%
Consulting Services	15,000	15,000	Nil	$30,000	$30,000	Nil
Foreign Exchange (Gain)	769	--	100%	757	--	100%
Loss
License Payment	--	200,000	(100)%	--	200,000	(100)%
Office and Sundry	1,482	(77)	2,024.7%	1,482	17	8,617.6%
Professional Fees	14,906	6,722	121.7%	20,839	9,147	127.8%
Regulatory	983	908	8.3%	983	1,440	(31.7)%
Stock Transfer Services	--	25	(100)%	--	65	(100)%
Total Operating Expenses	$39,889	229,317	(82.6)%	$67,307	$253,883	(73.5)%

Our operating expenses during the quarter ended June 30, 2005 consisted primarily of consulting fees in the amount of $15,000, incurred on account of general administrative and accounting services and for services provided in connection with our regulatory filings. In addition, we incurred professional fees in amount of $14,906, incurred in connection with meeting our ongoing reporting obligations under applicable securities laws, and interest and bank charges of $6,555.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At June 30, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$648	$1,033	(37.3)%
Current Liabilities	225,794	159,117	41.9%
Working Capital (Deficit)	$(225,146)	$(158,084)	42.4%

Our working capital deficit increased by 42.4% during the past six months as a result of the fact that we had no revenues or significant sources of financing to offset the increase in our accounts payable arising from our operations. We had cash of $648 at June 30, 2005 as compared to cash of $1,033 at December 31, 2004.

Cash Flows
	Six Months Ended June 30
	2005	2004
Cash Flows from (used in) Operating Activities	$(385)	$(18)
Cash Flows from (used in) Investing Activities	Nil	Nil
Cash Flows from (used in) Financing Activities	Nil	Nil
Net Increase (decrease) in Cash During Period	$(385)	$(18)

Financing Requirements

From inception to June 30, 2005, we have suffered cumulative losses in the amount of $823,391. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded related to the accretion of the discount for the quarter ended June 30, 2005 was $245 (2004 - $Nil). The remaining discount on the convertible debentures as of June 30, 2005 was $259,755 (2004 - $260,000).

Interest of $45,429 on these convertible notes payable has accrued to June 30, 2005 (December 31, 2004 - $32,536).

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

ITEM 1.              LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.              OTHER INFORMATION.

All information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been previously disclosed by the filing of such reports on Form 8-K.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Exclusive License Agreement dated June 5, 2002 with Cool Can Technologies, Inc.(2)

10.2	Exclusive License Agreement dated November 30, 2003 with Cool Can Technologies, Inc.(3)

14.1	Code of Ethics.(4)

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 20, 2004.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed on May 17, 2005.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the quarterly period ended June 30, 2005. The following reports on Form 8-K were filed since the quarterly period ended June 30, 2005:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

April 6, 2005	April 8, 2005, and amended May 2, 2005	Item 4.01 Disclosure of Changes in the Company’s Certifying Accountant.

May 13, 2005	May 17, 2005	Item 4.02 Disclosure of Non-Reliance On Previously Issued Financial Statements.

August 10, 2005	August 16, 2005	Item 5.02 Departure of Directors or Principal Officers; Appointment of Principal Officers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

		By:	/s/ John Boschert
Date:	August 19, 2005		JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)