Form 10QSB
period 2005-09-30
BALSAM VENTURES INC
filed 2005-11-21
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period _______________ to _______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 18, 2005, the Registrant had 25,500,000 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2005	2004
	(unaudited)	(audited)
ASSETS

Current
Cash	$6,731	$1,033

LIABILITIES

Current
Accounts payable and accrued liabilities	$274,387	$159,117

Convertible Notes Payable Net Of Discount On Notes
Attributable To Beneficial Conversion Feature
(Note 3)	690	-
	275,077	159,117

Commitment And Contingencies (Notes 2 and 4)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock, par value with
$0.001 per share

Issued and outstanding:
25,500,000 common stock	25,500	25,500

Additional paid-in capital	572,500	572,500

Deficit Accumulated During The Development Stage	(866,346)	(756,084)
	(268,346)	(158,084)

	$6,731	$1,033

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004	2005

Expenses
Accretion of discount on
convertible notes	$445	$-	$690	$-	$690
Bank charges and interest
	6,610	6,590	19,611	19,804	53,066
Consulting services	15,000	15,000	45,000	45,000	$330,947
Domain registration	-	-	-	-	436
Foreign exchange loss	331	-	1,088	-	1,088
License payment	-	-	-	200,000	263,000
Office and sundry	908	415	2,390	432	11,796
Professional fees	18,827	8,791	39,666	17,938	171,567
Regulatory	874	365	1,857	1,805	10,617
Stock transfer services	(40)	-	(40)	65	5,365
Travel	-	-	-	-	9,099
Write off of software
development costs	-	-	-	-	8,675

Net Loss For The Period	$42,955	$31,161	$110,262	$285,044	$866,346

Net Loss Per Share	$-	$-	$-	$(0.01)

Weighted Average Number
Of Shares Outstanding	25,500,000	20,200,000	25,500,000	23,072,993

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM
			AUGUST 17
			1999
			(INCEPTION)
	NINE MONTHS ENDED		TO
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005

Cash provided by (used in):
Operating Activities
Net loss for the period	$(110,262)	$(285,044)	$(866,346)

Adjustments To Reconcile Net Loss To Operating
Cash Flows
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	19,464	19,500	52,000
Shares issued to extend license agreement	-	200,000	263,000
Change in accounts payable and accrued liabilities	95,806	65,686	482,387
Accretion of discount on convertible debentures	690	-	690
	5,698	142	(59,594)

Investing Activity
Software development costs	-	-	(8,675)

Financing Activity
Share capital	-	-	75,000

Increase In Cash	5,698	142	6,731

Cash, Beginning Of Period	1,033	23	-

Cash, End Of Period	$6,731	$165	$6,731

Supplemental Disclosure Of Cash Flow Information
Interest paid	$147	$303	$1,066
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM AUGUST 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
		PAR	PAID-IN	SUBSCRIPTION	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Stock issued for cash at $0.0005
	10,000,000	$10,000	$(5,000)	$-	$-	$5,000
Stock issued for cash at $0.005
	10,000,000	10,000	40,000	-	-	50,000
Stock issued for cash at $0.10	200,000	200	19,800	-	-	20,000
Subscriptions receivable	-	-	-	(2,500)	-	(2,500)
Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31, 1999	20,200,000	20,200	54,800	(2,500)	(2,926)	69,574

Subscriptions received	-	-	-	2,500	-	2,500
Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31, 2000	20,200,000	20,200	54,800	-	(34,268)	40,732

Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31, 2001	20,200,000	20,200	54,800	-	(53,257)	21,743

Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31, 2002	20,200,000	20,200	54,800	-	(216,681)	(141,681)

Beneficial conversion feature of
convertible notes	-	-	260,000	-	-	260,000

Stock issued for license extension
payment at $0.21	300,000	300	62,700	-	-	63,000
Net loss for the year	-	-	-	-	(232,416)	(232,416)

Balance, December 31, 2003	20,500,000	20,500	377,500	-	(449,097)	(51,097)

Stock issued for license at $0.04
	5,000,000	5,000	195,000	-	-	200,000
Net loss for the year	-	-	-	-	(306,987)	(306,987)

Balance, December 31, 2004	25,500,000	25,500	572,500	-	(756,084)	(158,084)

Net loss for the period	-	-	-	-	(110,262)	(110,262)

Balance, September 30, 2005	25,500,000	$25,500	$572,500	$-	$(866,346)	$(268,346)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2004, has been omitted. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of results for the entire year ending December 31, 2005.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
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

Emerging Issues Task Force Release No. 98-5 and 00-27 states that any embedded beneficial conversion features present in convertible securities should be valued separately at issuance. The embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. The Emerging Issues Task Force observed that in certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds allocated to the convertible instrument. In those situations, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. For convertible instruments that have a stated redemption date (such as term debt) the discount resulting from recording a beneficial conversion option should be accreted from the date of issuance to the stated redemption date of the convertible instrument. In the event of early conversion or default, the remaining discount would be recognized as interest expense during the period in which such early conversion or default occurs.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	CONVERTIBLE NOTES PAYABLE (Continued)

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded related to the accretion of the discount for the quarter ended September 30, 2005 was $445 (2004 - $Nil). The remaining discount on the convertible debentures as of September 30, 2005 was $259,310 (2004 - $260,000).

Interest of $52,000 on these convertible notes payable has accrued to September 30, 2005 (December 31, 2004 - $32,536).

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
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

During the quarter ended September 30, 2005, director’s compensation totalled $Nil (2004 - $Nil);

As at September 30, 2005, accounts payable includes $8,717 due to a director and officer and $15,000 due to a former director and officer (December 31, 2004 -20,873 due to directors). Convertible notes payable includes $3,899 due to a director and officer and $30,000 due to a former director and officer (December 31, 2004 - $33,899 due to directors).

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

DESCRIPTION OF BUSINESS

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended September 30, 2005 and changes in our financial condition from December 31, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	Nil	Nil	n/a	Nil	Nil	n/a

Expenses	$42,955	$31,161	37.8%	$110,262	$285,044	(61.3)%

Net Income (Loss)	$(42,955)	$(31,161)	37.8%	$(110,262)	$(285,044)	(61.3)%

Revenue

We did not earn any revenues during the quarter ended September 30, 2005. We do not anticipate earning revenues until we are successful completing the development and commercialization of the Cool Can Technology, of which there is no assurance. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing necessary to develop this technology.

Expenses

Our expenses for the quarterly periods ended September 30, 2005 and 2004 consisted of the following:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Accretion of Discount on	$445	$ -	100%	$690	$-	100%
Convertible Notes
Bank Charges and Interest	6,610	6,590	0.3%	19,611	19,804	(0.97)%
Consulting Services	15,000	15,000	Nil	45,000	45,000	Nil
Foreign Exchange (Gain)	331	-	100%	1,088	-	100%
Loss
License Payment	-	-	n/a	-	200,000	(100)%
Office and Sundry	908	415	118.8%	2,390	432	453.2%
Professional Fees	18,827	8,791	114.2%	39,666	17,938	121.1%
Regulatory	874	365	139.5%	1,857	1,805	2.9%
Stock Transfer Services	(40)	-	(100)%	(40)	65	(161.5)%
Total Operating Expenses	$42,955	$31,161	37.8%	$110,262	$285,044	(61.3)%

Our expenses during the quarter ended September 30, 2005 consisted primarily of consulting fees in the amount of $15,000, incurred on account of general administrative and accounting services and for services provided in connection with our regulatory filings, and professional fees in the amount of $18,827, incurred in connection with meeting our ongoing reporting obligations under applicable securities laws. We also incurred interest and bank charges of $6,610. The increase in expenses as compared to the expenses for the three month period ended September 30, 2004 is primarily a result of a $10,036 increase in professional fees.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

			Percentage
	At September 30, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$6,731	$1,033	551.6%
Current Liabilities	274,387	159,117	72.4%
Working Capital (Deficit)	$(267,656)	$(158,084)	69.3%

Our working capital deficit increased by 69.3% during the past nine months as a result of the fact that we had no revenues or significant sources of financing. We had cash of $6,731 at September 30, 2005 as compared to cash of $1,033 at December 31, 2004.

Cash Flows

	Nine Months Ended September 30
	2005	2004
Cash Flows From (Used In) Operating Activities	$5,698	$142
Cash Flows From (Used In) Investing Activities	-	-
Cash Flows From (Used In) Financing Activities	-	-
Net Increase (Decrease) In Cash During Period	$5,698	$142

Financing Requirements

From inception to September 30, 2005, we have suffered cumulative losses in the amount of $866,346. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded related to the accretion of the discount for the quarter ended September 30, 2005 was $445 (2004 - $Nil). The remaining discount on the convertible debentures as of September 30, 2005 was $259,310 (2004 - $260,000).

Interest of $52,000 on these convertible notes payable has accrued to September 30, 2005 (December 31, 2004 - $32,536).

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

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K were filed during the quarterly period ended September 30, 2005. We did not file any Current Reports on Form 8-K since the quarterly period ended September 30, 2005:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

August 10, 2005	August 16, 2005	Item 5.02 Departure of Directors or Principal Officers; Appointment of Principal Officers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

Date:	November 21, 2005	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)