Form 10KSB
period 2005-12-31
BALSAM VENTURES INC
filed 2006-04-17
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2005

[           ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [           ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

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
Yes [           ] No [ x ]

State issuer's revenues for its most recent fiscal year NIL.

As of December 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-
affiliates is $877,875, based on an average of the bid price of $0.06 and ask price of $0.09 of the common stock on
December 30, 2005, being the last trading day prior to December 31, 2005.

As of December 31, 2005, the Registrant had 25,500,000 shares of common stock, with a par value of $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

BALSAM VENTURES, INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

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

RECENT CORPORATE DEVELOPMENTS

Since the last fiscal year ended December 31, 2004, we have experienced the following developments in our business:

1.

Effective January 14, 2006, we entered into an agreement (the “Extension Agreement”) with NorPac to extend the date on which we are required to commence paying minimum royalty payments of $5,000 per month (the “Minimum Royalty Payments”) under our license agreement with them. The date the Minimum Royalty Payments are to commence was extended from January 15, 2006 to January 15, 2007 in exchange for the following consideration:

	(a)	500,000 shares of our common stock; and

	(b)	$20,000.

2.

Effective August 10, 2005, David Lam resigned as our President, Chief Executive Officer and Director. There was no disagreement between Mr. Lam and the Company regarding any matter relating to our operations, policies or practices. John Boschert, our Chief Financial Officer, Secretary, Treasurer and Director was appointed as President and Chief Executive Officer in Mr. Lam’s place.

LICENSE OF COOL CAN TECHNOLOGY

On November 30, 2003, we entered into an exclusive licensing agreement with NorPac (the “License Agreement”) for the Cool Can Technology.

Under the License Agreement, NorPac granted us the license, for a period of 40 years, to enjoy, commercialize and exploit the Cool Can Technology in countries comprising the European Union and the

People’s Republic of China (the “Exclusive Region”). Under the License Agreement, we have the right, within the Exclusive Region, to manufacture, use and sell apparatus and products embodying the Cool Can Technology and to grant sub-licenses of our right to manufacture, use and sell products embodying the Cool Can Technology. The License Agreement further provides us with a right of first refusal with respect to any transfers, sales or assignments of the Cool Can Technology by NorPac, including patents, trademarks or other intellectual property rights. We also have a right of first refusal with respect to any licensing rights for countries which are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. In consideration for the rights granted to us under the License Agreement, we agreed to:

(a)	issue to NorPac 5,000,000 shares of our common stock, which shares were issued in May, 2004; and

(b)

pay ongoing royalties to NorPac equal to 2% of gross profits from the sale of products and 5% of gross licensing revenues. Notwithstanding that we may not earn gross profits from the sale of products or gross licensing revenues, we agreed to pay NorPac the Minimum Royalty Payments of $5,000 per month beginning January 15, 2006.

Extension of Minimum Royalty Payment Date

Under the Extension Agreement, NorPac and the Company agreed to amend the terms of the License Agreement by extending the date on which we are required to commence paying the Minimum Royalty Payments to January 15, 2007. In exchange for extending the date on which we are required to begin paying the Minimum Royalty Payments, we:

(a)	Issued to NorPac 500,000 shares of our common stock; and

(b)	Paid to NorPac the sum of $20,000.

COOL CAN TECHNOLOGY

NorPac's proposed product is referred to as the "Cool Can" product and consists of a module for insertion in an aluminum beverage container that incorporates a cartridge of liquid carbon dioxide ("CO2") that is held in place by a cartridge holder. The module consists of proprietary technology for which NorPac has been granted patent protection. The module would be inserted in an aluminum beverage container during an automated canning process. Containers incorporating the Cool Can product would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled by the consumer, a valve mechanism within the container releases the compressed liquid CO2. The escaping CO2 forms into small particles of frozen snow at extremely cold temperatures and rapidly imparts a chilling action to the beverage. The targeted result is that the consumer may purchase a beverage at room temperature and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage.

MARKETS AND MARKETING STRATEGIES

Under the License Agreement, we have the right, within the Exclusive Region, to manufacture, use and sell apparatus and products embodying the Cool Can Technology and grant sub-licenses of our right to manufacture, use and sell products embodying the Cool Can Technology. We plan to commercialize and exploit the Cool Can Technology in the Exclusive Region. However, we can provide no assurances that we will be able to do so.

COMPETITION

We believe the market for a self-chilling beverage container is an emerging market.

We are aware of three other firms that are currently attempting to manufacture and market a similar technology to the Cool Can Technology. We believe the competitors use either a combination of gases to create a chilling effect or a CO2 based reactant system, and hold one or more U.S. patents on their designs. As of yet, none of these companies appear to be close to having a commercially viable product available for purchase. All three of the competitors are private companies and little is known about their size or financial capabilities.

We believe that success in marketing a self-chilling beverage container will be based primarily on price, ease of use, quality, product awareness, product safety, and ultimately an endorsement by one or more major beverage companies. There can be no assurance that the Cool Can Technology will be able to successfully compete against the technology of its competitors.

GOVERNMENT REGULATIONS

The currently projected uses for our self-chilling beverage container may be subject to government regulations in production, sale, safety, advertising, and labelling of such products. We are required to comply, and it is our policy to comply, with applicable laws in the countries in which we do business. We do not foresee any major legal or regulatory barriers to the use of the Cool Can Technology as the key element and only substance which mixes with the beverage is CO2, which has always been present in beverages and is an accepted substance for the beverage industry.

The materials used in manufacturing the Cool Can are similar to those used in present canning materials and we believe that they will be fully compatible with government requirements in the Exclusive Region. We expect to comply with the appropriate government standards and regulations.

Our product may be subject to various environmental laws and regulations in the countries in which we do business, specifically regarding the release of CO2 into the atmosphere. We are not aware of any such laws that are currently applicable to the Cool Can Technology. The US Environmental Protection Agency ("EPA"), in their efforts to protect the stratospheric ozone, have determined that a self-chilling beverage can utilizing CO2 as the refrigerant has a minimal impact on the ozone layer. In the Notice of Acceptability published in the Federal Register effective February 24, 1998, it was also determined that self-chilling cans utilizing CO2 either recovered as a by-product from other industrial activities or taken from the atmosphere will further reduce the net impact. The EPA has not specifically approved the Cool Can, but it does meet the standards of the EPA. There have been no costs to date associated with compliance, nor are any anticipated. As such, we believe that the Cool Can will also comply with the environmental laws of countries within the Exclusive Region.

Various safety features are incorporated into the design and manufacture of the Cool Can. The primary safety feature becomes important in a situation such as throwing the can in a fire. The gases in the cylinder will harmlessly escape at a certain temperature through a safety valve. The use of CO2 capsules in things like seltzer bottles and whipping cream dispensers is not a new concept and have been used by consumers without incident for some time.

Additionally, the Cool Can is designed to be in full compliance with all recycling requirements since the component parts will be manufactured utilizing only recyclable materials.

SUBSIDIARIES

We have no subsidiaries.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our sole executive officer and director.

RESEARCH AND DEVELOPMENT

We incurred no research and development expenditures during the fiscal year ended December 31, 2005.

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

ITEM 2.           DESCRIPTION OF PROPERTY.

We have no real property holdings and, at this time, we have no agreements to acquire any properties. We do not lease any real property. Because of our limited operations, our management has determined that it is unnecessary for us to lease full-time office space at this time. The office space that we use is currently provided to us on an as needed basis, at a cost of $50 per month.

ITEM 3.           LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge, no such proceedings are pending, threatened or contemplated.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ending December 31, 2005.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “BLSV”. The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	2005		2004

	High	Low	High	Low

First Quarter ended March 31	$ 0.110	$ 0.035	$ 0.070	$ 0.030
Second Quarter ended June 30	$ 0.100	$ 0.040	$ 0.125	$ 0.031
Third Quarter ended September 30	$ 0.090	$ 0.050	$ 0.060	$ 0.030
Fourth Quarter ended December 31	$ 0.075	$ 0.040	$ 0.035	$ 0.030

The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of December 31, 2005, there were 8 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

We have neither declared nor paid any cash dividends on our capital stock since our inception and do not contemplate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Our board of directors will determine future dividend declarations and payments, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

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

RECENT SALES OF UNREGISTERED SECURITIES

Effective January 14, 2006, we agreed to issue 500,000 shares of our common stock to NorPac in consideration for NorPac’s agreement to extend the date upon which the Minimum Royalty Payments are to commence under the License Agreement. These shares were sold to NorPac pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. NorPac is a principal stockholder of the Company, beneficially owning greater than 10% of our common stock and, as such, has (a) the ability to understand the risks of an investment in our common stock, and (b) access to the type of information that would normally be contained in a registration statement. In addition, Bruce Leitch, the president and sole director of NorPac, is a close personal friend and close business associate of John Boschert, the sole executive officer and sole director of the Company, and is a sophisticated person with extensive experience in investing in similar types of securities.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation for the next twelve months will include the following components:

(1)

We plan to seek sub-licensing agreements to finance approximately $300,000 for the development of the Cool Can Technology. We plan to proceed with product development and production of samples of self- chilling beverage container modules. This phase of development will include the following elements and will take approximately nine months once financing is in place:

	(a)	Product fabrication, including testing and studying design concepts, making required design modifications, developing and building a fully functioning prototype self-chilling beverage container;

	(b)	Follow up on prototype development including analysis, testing and fine tooling required for production and finalizing all production drawings and specifications; and

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

Subject to our obtaining adequate financing, we anticipate that we will be spending approximately $460,000 over the next twelve-month period pursuing our stated plan of operation. Of these anticipated expenditures, we anticipate that $230,000 will be spent on our plan of operation over the next six months. Our present cash reserves are not sufficient for us to carry out our plan of operation without substantial additional financing. We are currently attempting to arrange for financing through sub-licensing arrangements that would enable us to proceed with our plan of operation.

We have reached a verbal agreement with BIG K.G. (“BIG”), a German company, pursuant to which BIG has agreed to act as our agent for the purpose of locating European placees for a proposed private placement of 40,000,000 units at a price of $0.025 per unit for total potential proceeds of $1,000,000 (the “Private Placement”). Under the terms of our verbal agreement, each unit to be issued under the proposed Private Placement will consist of one share in our common stock and one share purchase warrant entitling the warrant holder to purchase one additional share of our common stock at a price of $0.05 per share. BIG is to receive a commission of $100,000 for services provided in connection with the proposed Private Placement. Although we have reached a verbal agreement with BIG in respect of the proposed Private Placement, there exists a substantial doubt that we will be able to complete the proposed private placement. We do not have any other financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to commercialize the Cool Can Technology and to earn revenues.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended December 31
	2005	2004	Percentage
			Increase / (Decrease)
Revenue	$ nil	$ nil	n/a
Expenses	(154,205)	(306,987)	(49.8)%
Net Income (Loss)	$(154,205)	$(306,987)	(49.8)%

Revenues

We did not earn any revenues during the fiscal year ended December 31, 2005. We do not anticipate earning revenues until we are successful in completing the development of the Cool Can Technology and commercializing this technology. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing to develop this technology.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended December 31
	2005	2004	Percentage
			Increase / (Decrease)
Accretion of discount on convertible notes	$3,040	$ -	100.0%
Bank charges and interest	26,237	26,377	(0.5)%
Consulting Services	60,000	60,000	0.0%
Domain Registration	-	-	n/a
Foreign exchange loss	1,195	-	100.0%
License payment	-	200,000	(100.0)%
Office and Sundry	2,540	181	1,303.3%
Professional fees	58,990	18,198	224.2%
Regulatory	2,243	2,166	3.6%
Stock transfer services	(40)	65	(161.5)%
Total Expenses	$154,205	$306,987	(49.8)%

We incurred operating expenses in the amount of $154,205 for the fiscal year ended December 31, 2005 as compared to $306,987 for the fiscal year ended December 31, 2004. The largest component of our operating expenses was consulting fees associated with general administrative and accounting work and for services provided in connection with our regulatory filings. The professional fees in the amount of $58,990 were incurred in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934. The decrease in our overall expenses for the 2005 fiscal year is primarily attributable to the fact that, during the 2004 fiscal year we recognized a one-time expense item of $200,000 on account of licensing costs. The amount recognized in 2004 on account of licensing costs was equal to the fair value of the 5,000,000 shares of our common stock issued to NorPac under the License Agreement.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows
	Year Ended December 31
	2005	2004
Net Cash used in Operating Activities	$667	$1,010
Net Cash used in Investing Activities	-	-
Net Cash from Financing Activities	-	-
Net Increase (Decrease) in Cash During Period	$667	$1,010

Working Capital
			Percentage
	At December 31, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$1,700	$1,033	64.6%
Current Liabilities	313,989	159,117	97.3%
Working Capital Deficit	$(312,289)	$(158,084)	97.5%

We had cash of $1,700 as at December 31, 2005 as compared to cash of $1,033 as at December 31, 2004. At December 31, 2005, we had a working capital deficit of $312,289 as compared to a working capital deficit of $158,084 at December 31, 2004. The increase in our working capital deficit during the year ended December 31, 2005 is attributable to the fact that we had no sources of revenue or financing during the year.

Financing Requirements

From inception to December 31, 2005, we have suffered cumulative losses in the amount of $910,289. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operation. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

Foreign Currency Translation

Our functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the exchange rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate; and
iii)	revenue and expense items at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

Convertible Notes Payable

During the year ended December 2003, we issued convertible notes, maturing October 1, 2006, aggregating $260,000 and bearing interest of 10% per annum. The notes are convertible into common shares at the lesser of $0.03 per share or 50% of the average trading price of our common shares for the ten trading days prior to conversion. We may, at our option, elect to pay a portion of the interest by issuing common stock.

In applying the provisions of Emerging Issues Task Force Release No. 98-5 and 00-27, we recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the year ended December 31, 2005 was $3,040 (2004 - $Nil). The remaining discount on the convertible debentures as of December 31, 2005 was $256,960 (2004 - $260,000).

During the year ended December 31, 2005, $26,018 (2004 - $26,036) of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

Interest of $58,554 on these convertible notes payable has accrued to December 31, 2005 (December 31, 2004 - $32,536).

RISKS AND UNCERTAINTIES

We may not be able to continue our business as a going concern.

We have suffered recurring losses and net cash outflows since our inception and we expect to continue to incur substantial losses to complete the development of our business.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, restructure our debt, streamline our business and reduce our costs. We are currently in the process of identifying sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Our inability to obtain additional financing, restructure our indebtedness, streamline our business or reduce our costs would have a material adverse effect on our financial condition, results of operations and ability to satisfy our obligations, and may result in our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. Further, our inability to obtain additional financing or restructure our indebtedness, or our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in our stockholders losing all or a material portion of their investment in our securities.

We require additional financing to continue our plan of operation.

Our plan of operation calls for significant expenses in connection with the development of the Cool Can Technology and the Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $460,000 to be spent over the next 12 months developing and marketing a prototype of the Cool Can product in order to accomplish our goals. As of December 31, 2005, we had cash of $1,700. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of the Cool Can Technology and Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we incur unexpected costs in completing the development of a prototype or encounter any unexpected technical or other difficulties;

2.	we incur delays and additional expenses as a result of technology failure;

3.	we are unable to create a substantial market for the Cool Can product; or

4.	we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our plan of operation.

If we are unable to obtain additional financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected.

Risks Related To The Protection Of Intellectual Property Rights.

Ownership of patents granted for the Cool Can Technology resides with NorPac, who has licensed worldwide exclusivity to make, use and sell products based on such patent applications to us in consideration of license fees and royalties payable to NorPac. We are relying on the patent applications of NorPac to protect our core technologies and products from competition. Under the License Agreement, we are required to prosecute, within the Exclusive Region, any possible infringements upon NorPac’s patents relating to the Cool Can Technology.

A portion of NorPac’s proprietary technology depends upon unpatented trade secrets and know-how. Without the patent protection we would be vulnerable to competition from third parties who could develop competing products through reverse engineering. Also, without the patent protection, competitors may independently develop substantially equivalent technology or otherwise gain access to our trade secrets, know-how or other proprietary information.

Our product development program may not be successful.

If we complete development of a prototype of the Cool Can product there is no assurance that the prototype will work as expected. In the event we successfully develop a prototype, there is no assurance that we will be able to manufacture the prototype at a reasonable cost. Even if we are able to manufacture the prototype at a reasonable cost, there is no assurance that the price of the Cool Can product will not be excessive, precluding the product from generating sufficient consumer or market acceptance.

If we are unable to achieve market acceptance for our products, we will be unable to build our business.

To date, we have not entered into any sub-licensing or other agreements with respect to the Cool Can Technology licensed by us. Our success will depend on the acceptance of the Cool Can Technology by the beverage industry, as well as by related businesses and the general public. Achieving such acceptance will require significant research and development investment. The Cool Can Technology generally, and the proposed Cool Can product specifically, may not achieve widespread acceptance by businesses in general, or by major beverage suppliers, beverage manufacturers or agents thereof, which could limit our ability to develop and expand our business. The market for self-chilling beverages is relatively new and is evolving. Our ability to generate revenue in the future depends on the acceptance by both our customers and beverage manufacturers in general. The adoption of the Cool Can Technology could be hindered by the perceived costs of this new technology to consumers and beverage brand owners. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established beverage manufacturers, about the uses and benefits of the Cool Can Technology. If these efforts fail, or if the Cool Can Technology does not achieve commercial acceptance, our business could be harmed.

We have a limited operating history.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of December 31, 2005 we had a working capital deficit of $312,289. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

We have yet to earn revenues, and, because our ability to sustain new operations is dependent on our ability to raise financing, our accountants have expressed a substantial doubt about our ability to continue as a going concern.

Since our inception, we have suffered recurring losses and net cash out flows from our activities. To date, we have funded our activities through issuances of our common stock, related party loans and the support of creditors. There are no assurances that we will be able to obtain financing sufficient to support our ongoing activities. As a result, Telford Sadovnick, PLLC has expressed a substantial doubt about our ability to continue as a going concern.

ITEM 7.           FINANCIAL STATEMENTS.

Page

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheets as at December 31, 2005 and December 31, 2004;	F-3

3.	Statements of Operations for the years ended December 31, 2005, December 31, 2004, and for the period from inception on August 17, 1999 to December 31, 2005;	F-4

4.	Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004, and for the period from inception on August 17, 1999 to December 31, 2005;	F-5

5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on August 17, 1999 to December 31, 2005; and	F-6

6.	Notes to Financial Statements.	F-7

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Balsam Ventures, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Balsam Ventures, Inc. (the “Company”) (a Development Stage Company) as at December 31, 2005 and 2004, the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the Company’s financial statements as of and for the year ended December 31, 2003, and the cumulative data from August 17, 1999 (inception) to December 31, 2003 in the statements of operations, stockholders’ equity (deficiency) and cash flows, which were audited by other auditors whose report, dated March 29, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from February 20, 2001 (inception) to December 31, 2003, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balsam Ventures, Inc. (a Development Stage Company) as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
March 29, 2006

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2005	2004

ASSETS

Current
Cash	$1,700	$1,033

LIABILITIES

Current
Accounts payable and accrued liabilities	$310,949	$159,117

Convertible Notes Payable Net Of Discount On Notes
Attributable To Beneficial Conversion Feature	3,040	-
	313,989	159,117
Commitments and Contractual Obligations (Note 5)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock, par value with
$0.001 per share

Issued and outstanding:
25,500,000 common stock at December 31, 2005
25,500,000 common stock at December 31, 2004	25,500	25,500

Additional paid-in capital	572,500	572,500

Deficit Accumulated During The Development Stage	(910,289)	(756,084)
	(312,289)	(158,084)

	$1,700	$1,033

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			AUGUST 17
			1999
	YEAR ENDED		(INCEPTION) TO
	DECEMBER 31		DECEMBER 31
	2005	2004	2005

Expenses
Accretion of discount on convertible notes	$3,040	$-	$3,040
Bank charges and interest	26,237	26,377	59,692
Consulting services	60,000	60,000	345,947
Domain registration	-	-	436
Foreign exchange loss	1,195	-	1,195
License payment	-	200,000	263,000
Office and sundry	2,540	181	11,946
Professional fees	58,990	18,198	190,891
Regulatory	2,243	2,166	11,003
Stock transfer services	(40)	65	5,365
Travel	-	-	9,099
Write off of software development costs	-	-	8,675

Net Loss for the Period	$154,205	$306,987	$910,289

Net Loss Per Share, basic
and diluted	$(0.01)	$(0.01)

Weighted Average Number of
Shares Outstanding	25,500,000	23,601,093

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			AUGUST 17
			1999
	YEAR ENDED		(INCEPTION) TO
	DECEMBER 31		DECEMBER 31
	2005	2004	2005

Cash provided by (used in):
Operating Activities
Net loss for the period	$(154,205)	$(306,987)	$(910,289)

Items not involving cash:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	26,018	26,036	58,554
Shares issued to extend license agreement	-	200,000	263,000
Accretion of discount on convertible debentures	3,040	-	3,040
	(125,147)	(80,951)	(577,020)
Changes in non-cash operating working capital:
Change in accounts payable and accrued
liabilities	125,814	81,961	512,395
	667	1,010	(64,625)
Investing Activity
Software development costs	-	-	(8,675)

Financing Activity
Issuance of common stock	-	-	75,000

Increase in Cash	667	1,010	1,700

Cash, Beginning of Period	1,033	23	-

Cash, End of Period	$1,700	$1,033	$1,700

Supplemental Disclosure of Cash Flow Information
Interest paid	$219	$341	$1,066
Income taxes paid	-	-	-

Non-Cash Financing and Investing Activities

During the year ended December 31, 2004, the Company issued 5,000,000 common shares, with a value of $200,000, as consideration for a license.

During the year ended December 31, 2003, the Company issued 300,000 common shares, with a value of $63,000 to initiate and extend the arrangement for a chilling beverage container technology.

In October 2003, the Company settled $260,000 of accounts payable by the issue of convertible notes.

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM AUGUST 17, 1999 (INCEPTION) TO DECEMBER 31, 2005

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
		PAR	PAID-IN	SUBSCRIPTION	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Stock issued for cash at
$0.0005	10,000,000	$10,000	$(5,000)	$-	$-	$5,000
Stock issued for cash at
$0.005	10,000,000	10,000	40,000	-	-	50,000
Stock issued for cash at $0.10	200,000	200	19,800	-	-	20,000
Subscriptions receivable	-	-	-	(2,500)	-	(2,500)
Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31, 1999	20,200,000	20,200	54,800	(2,500)	(2,926)	69,574

Subscriptions received	-	-	-	2,500	-	2,500
Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31, 2000	20,200,000	20,200	54,800	-	(34,268)	40,732

Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31, 2001	20,200,000	20,200	54,800	-	(53,257)	21,743

Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31, 2002	20,200,000	20,200	54,800	-	(216,681)	(141,681)

Beneficial conversion feature
of convertible notes	-	-	260,000	-	-	260,000

Stock issued for license
extension payment at $0.21	300,000	300	62,700	-	-	63,000
Net loss for the year	-	-	-	-	(232,416)	(232,416)

Balance, December 31, 2003	20,500,000	20,500	377,500	-	(449,097)	(51,097)

Stock issued for license at
$0.04	5,000,000	5,000	195,000	-	-	200,000
Net loss for the year	-	-	-	-	(306,987)	(306,987)

Balance, December 31, 2004	25,500,000	25,500	572,500	-	(756,084)	(158,084)

Net loss for the year	-	-	-	-	(154,205)	(154,205)

Balance, December 31, 2005	25,500,000	$25,500	$572,500	$-	$(910,289)	$(312,289)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005

1.	NATURE OF OPERATIONS

	a)	Organization

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

DECEMBER 31, 2005
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

	c)	Cash

Cash consists of cash on deposit with a Canadian Chartered Bank and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, the Company had no cash equivalents.

	d)	Financial Instruments

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities.

Unless, otherwise noted, it is management’s opinion the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

	e)	Research and Development

The Company charges amounts incurred in research and development of technology to operations until such time as technological feasibility is demonstrated. Amounts expensed include acquired intangibles relating to specific research and development projects, such as license and extension costs, which do not have alternative uses in other research and development activities or otherwise.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Software Development Costs

Software development costs represented capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation. Upon implementation, the costs would have been amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance would have been charged to expense as incurred. However, on abandonment of the business activity involving the Company’s internet website, software development costs were written off to expense in 2003.

	g)	Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in the years ended December 31, 2005 and 2004.

	h)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense items at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

	i)	Stock-based Compensation

The Company measures compensation cost for stock-based compensation using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of the grant for options awarded.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2005 and 2004, the Company had no common stock equivalents that were anti- dilutive and excluded in the earnings per share computation.

	k)	Income Taxes

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

	l)	Comprehensive Income

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

	m)	Intangible Assets

The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. The Company’s operational policy for the assessment and measurement of any impairment in the value of goodwill and intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such assets over its appraised value.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonable assured.

	o)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of impairment is determined based on the relative fair values of the impaired assets.

	p)	Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the provisions of the Emerging Issues Task Force Release No. 98-5 and 00-27, whereby, any embedded beneficial conversion features present in convertible securities are valued separately at issuance. The embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible

In circumstances where the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.

For convertible instruments that have a stated redemption date (such as term debt), the discount resulting from recording a beneficial conversion option should be accreted from the date of issuance to the stated redemption date of the convertible instrument.

In the event of early conversion or default, the remaining discount is recognized as interest expense during the period in which such early conversion or default occurs.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)

In November 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. This Statement amends the guidance in APB Opinion 43, Chapter 4, Inventory Pricing, “to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company has determined that the adoption of SFAS 151 does not have an impact on its results of operations or financial position.

b)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets –an amendment of APB Opinion No. 29”). This Statement amended APB Opinion No. 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

c)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-based measurement in accounting for share-based payment transactions with employees. The original Statement SFAS 123 established fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement revises FASB Statement No. 123 “Accounting for Stock- Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The provisions of this statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (revised 2004) does not currently have an impact on its results of operation or financial position.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
4.	CONVERTIBLE NOTES PAYABLE (Continued)

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the year ended December 31, 2005 was $3,040 (2004 - $Nil). The remaining discount on the convertible debentures as of December 31, 2005 was $256,960 (2004 - $260,000).

During the year ended December 31, 2005, $26,018 (2004 - $26,036) of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

Interest of $58,554 on these convertible notes payable has accrued to December 31, 2005 (December 31, 2004 - $32,536).

5.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	a)	License Agreement

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

In consideration for the Agreement, the Company agreed to:

		i)	issue 5,000,000 restricted shares of its common stock (issued in 2004);

		ii)	pay royalties on the following basis:

•	a sales royalty equal to 2% of gross profits from sales of all apparatus incorporating the Technology and/or commercial goods or products incorporating the Technology;
•	a license royalty equal to 5% of revenues received from sub-licensing the Technology, and;
•

a minimum royalty payment of $5,000 per month commencing January 15, 2006, which is to be credited toward all royalty payments under the Agreement that have been paid by the Company or become payable by the Company during the course of the Agreement.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
5.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

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

The Licensor suspended all research and development activities on the Technology in November 2002 due to a lack of funds. Due to the costs involved in applying for and receiving extensions from the U.S. Patent and Trademark Office and the uncertainty relating to the successful commercialization of the technology, the Licensor ceased filing for trademark extensions in September 2001. It believes that it will be able to re-institute ownership of the trademarks, or the equivalent thereof, when product development is completed.

b)	Other Agreement

The Company has no contractual commitment for rental of office premises.

6.	RELATED PARTY TRANSACTIONS

Amounts paid to related parties were based on exchange amounts which represented the amounts agreed upon by the related parties. Amounts paid or payable to related parties not disclosed elsewhere include the following:

During the year ended December 31, 2005, director’s compensation totalled $Nil (2004 - $Nil);

As at December 31, 2005, accounts payable includes $8,901 due to a director and officer and $15,756 due to a former director and officer (December 31, 2004 -$20,873 due to directors). Convertible notes payable includes $3,899 due to a director and officer and $30,000 due to a former director and officer (December 31, 2004 - $33,899 due to directors).

7.	INCOME TAXES

	a)	Income tax provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2004 -34%) to income before income taxes. The difference results from the following items:

	2005	2004

Computed expected (benefit of) income taxes	$(52,429)	$(104,376)

Increase In valuation allowance	52,429	104,376

	$-	$-

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
7.	INCOME TAXES (Continued)

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2005	2004

Total income tax operating loss carry forward	$910,289	$756,084

Statutory tax rate	34%	34%

Deferred income tax asset	309,498	257,069

Valuation allowance	(309,498)	(257,069)

	$-	$-

c)

The Company has incurred operating losses of approximately $910,289 which, if unutilized, will expire through 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

		Expiration date of
		income tax
		operating loss carry
	Net Loss	forwards

1999	$2,926	2019
2000	31,342	2020
2001	18,989	2021
2002	163,424	2022
2003	232,416	2023
2004	306,987	2024
2005	154,205	2025

Total income tax operating loss carry forward	$910,289

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
8.	SUBSEQUENT EVENT

On January 14, 2006, the Company entered into an agreement (the “Extension Agreement”) with the Licensor, to amend the terms of their Agreement (Note 5). Under the Extension Agreement, the Licensor has agreed to extend the date on which the Company is required to commence paying the Minimum Royalty Payments to January 15, 2007.

In consideration for the Extension Agreement, the Company agreed to:

	a)	issue 500,000 shares of its common stock (issued in 2006);

	b)	pay $20,000 on or before January 31, 2006 (paid 2006).

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 6, 2005, we engaged Telford Sadovnick, PLLC as our principal independent accountants. On the same date, we advised Morgan & Company, Chartered Accountants, that it was dismissed as our independent accountant. Our board of directors approved the engagement of Telford Sadovnick and the dismissal of Morgan & Company by written resolutions.

Morgan & Company’s reports on the financial statements of the Company for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

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

ITEM 8A.         CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.         OTHER INFORMATION.

The following Current Reports on Form 8-K have been filed by us since the end of our third quarter for our fiscal year ended December 31, 2005:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

January 14, 2006	January 19, 2006	Item 1.01 - Entry Into A Material Definitive Agreement
Item 3.02 - Unregistered Sales Of Equity Securities
Item 7.01 - Regulation FD Disclosure

No other information or events required to be disclosed in a report on Form 8-K have occurred since the end of our third quarter for the fiscal year ended December 31, 2005.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name	Age	Positions
John Boschert	35	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Mr. John Boschert is our President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer and our sole director.

Mr. Boschert is a self-employed business consultant. From July 2003 to June 2005, he was the president and owner of a food and beverage company based in Port Alberni, British Columbia, Canada. From 1999 to 2003, he served as a business consultant and officer of Qincom Networks Inc., a telecommunications services provider. From 1998 to 2002, he served as a business consultant and director of Universal Domains, Inc., a food services and domain name provider.

Since June 28, 2005, Mr. Boschert has been the Secretary of Clyvia Inc., a company that, through its German subsidiary, Clyvia Technology, is developing a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various forms of recyclable waste materials, including vegetable oils, plastics and organic solids.

Since March 20, 2006, John Boschert has been the President, Secretary, Treasurer, Chief Executive Officer, and Chief Financial Officer of Invision Capital, Inc. and, since March 13, 2006, a member of the board of directors of Invision Capital, Inc., an exploration stage company engaged in the search for gold and related minerals.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors does not maintain a separately-designated standing audit committee. As a result, our sole director acts as our audit committee. Mr. Boschert does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended December 31, 2005, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

	Number of Late	Transactions Not	Known Failures to File
Name and Principal Position	Reports	Timely Reported	a Required Form

John Boschert, President,
Chief Executive Officer,	None	None	None
Director, Secretary, Treasurer
and Chief Financial Officer

NorPac Technologies, Inc.,
Beneficial owner of greater	One	One	None
than 10% of our issued and
outstanding common stock.

ITEM 10.              EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for Mr. John Boschert, our President and Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer, and Mr. David Lam, our former President, Chief Executive, (together, our “named executive officers”) for our fiscal years ended December 31, 2005, 2004 and 2003.

			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS
						Restricted Stock Awarded	Options/ SARs* (#)	LTIP payouts ($)	All Other Compen- sation
John Boschert	Director, Secretary, Treasurer and Chief Financial Officer	2005 2004 2003	$0 $0 $0	0 0 0	$0 $0 $36,000(2)	0 0 0	0 0 0	0 0 0	0 0 0
David Lam(1)	Former Director, President and Chief Executive Officer	2005 2004 2003	$0 $0 $0	0 0 0	$0 $0 $36,000(2)	0 0 0	0 0 0	0 0 0	0 0 0

(1)	Mr. Lam resigned as our Chief Executive Officer, President and as one of our directors on August 10, 2005.
(2)	Each of Messrs. Lam and Boschert received management fees of $3,000 per month during the periods indicated.

STOCK OPTION GRANTS

We did not grant any stock options to our executive officers or directors during our most recent fiscal year ended December 31, 2005. We also have not granted any stock options to our executive officers or directors since December 31, 2005. In addition, as of December 31, 2005, no retirement, pension or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our executive officers or directors during the financial year ended December 31, 2005 and no stock options have been exercised since December 31, 2005.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

Our directors received no management fees during the year ended December 31, 2005. Our directors received no management fees during the year ended December 31, 2004 and received monthly management fees of $3,000 per month during the year ended December 31, 2003 and.

EMPLOYMENT CONTRACTS

We do not have employment contracts with any of our executive officers or directors. We also do not have any termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	John Boschert, Director, President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer 1480 Gulf Road, Suite 204 Point Roberts, WA 98281	8,879,966(2)	34.8%
5% SHAREHOLDERS
Common Stock	John Boschert, Director, President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer 1480 Gulf Road, Suite 204 Point Roberts, WA 98281	8,879,966(2)	34.8%
Common Stock	NorPac Technologies, Inc., a Nevada corporation Suite 311, 698 Seymour Street Vancouver, BC V6B 3K6	5,045,000	19.8%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2005. As of December 31, 2005, there were 25,500,000 shares of our common stock issued and outstanding.

(2)

The number of shares listed as beneficially owned by Mr. Boschert include 129,966 shares of our common stock issuable pursuant to a $3,899 convertible note issued to Mr. Boschert. The convertible note may be converted at the lesser of $0.03 per share or 50% of our average trading price for the 10 days prior to conversion. The calculation of Mr. Boschert’s ownership percentage is based on the assumption that Mr. Boschert has exercised his conversion rights, but that all other holders of convertible notes have not.

CHANGES IN CONTROL

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

On October 1, 2003, we issued a total of $260,000 of 10% convertible notes due October 1, 2006 (the “Convertible Notes”). The Convertible Notes are convertible into shares of our common stock at the option of the holder on the basis of the lesser of $0.03 per share or 50% of our average trading price for the 10 trading days prior to conversion. A Convertible Note in the amount of $30,000 was issued to Mr. David Lam, our former President, Chief Executive Officer and a former director. A Convertible Note in the amount of $3,899 was issued to Mr. John Boschert, currently our sole executive officer and director.

ITEM 13.          EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Exclusive License Agreement dated June 5, 2002 with Cool Can Technologies, Inc.(2)

10.2	Exclusive License Agreement dated November 30, 2003 with Cool Can Technologies, Inc.(3)

10.3	Extension Agreement dated January 16, 2006 with NorPac Technologies, Inc.(5)

14.1	Code of Ethics.(4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously Filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on June 20, 2004.
(3)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(4)	Previously Filed as an Exhibit to our Annual Report on Form 10-KSB on May 17, 2005.
(5)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on January 19, 2006

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended December 31, 2005 and December 31, 2004 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Audit Fees	$35,819.80	$5,325
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL
Total	$35,819.80	$5,325

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
(Principal Executive Officer and Principal Accounting Officer)

Date:	April 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	April 13, 2006