Form 10QSB
period 2006-03-31
BALSAM VENTURES INC
filed 2006-05-15
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 5, 2006, the Registrant had 26,000,000 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [               ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2006	2005
ASSETS
Current
Cash	$1,366	$1,700
LIABILITIES
Current
Accounts payable and accrued liabilities	$357,396	$310,949
Convertible Notes Payable Net Of Discount On Notes
Attributable To Beneficial Conversion Feature	13,395	3,040
	370,791	313,989
Commitment And Contingencies (Notes 4)
STOCKHOLDERS’ DEFICIENCY
Share Capital
Authorized:
100,000,000 common voting stock, par value with
$0.001 per share
Issued and outstanding:
26,000,000 common stock at March 31, 2006
25,500,000 common stock at December 31, 2005	26,000	25,500
Additional paid-in capital	602,000	572,500
Deficit Accumulated During The Development Stage	(997,425)	(910,289)
	(369,425)	(312,289)
	$1,366	$1,700

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	THREE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31
	2006	2005	2006

Expenses
Accretion of discount on convertible notes	$10,355	$51	$13,395
Bank charges and interest	6,531	6,446	66,223
Consulting services	15,000	15,000	360,947
Domain registration	-	-	436
Foreign exchange loss	15	(12)	1,210
License payment	50,000	-	313,000
Office and sundry	949	-	12,895
Professional fees	4,117	5,933	195,008
Regulatory	149	-	11,152
Stock transfer services	20	-	5,385
Travel	-	-	9,099
Write off of software development costs	-	-	8,675

Net Loss For The Period	$87,136	$27,418	$997,425

Net Loss Per Share, basic and diluted	$-	$-

Weighted Average Number
Of Shares Outstanding	25,922,222	25,500,000

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			AUGUST 17
			1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	MARCH 31		MARCH 31
	2006	2005	2006

Cash provided by (used in):
Operating Activities
Net loss for the period	$(87,136)	$(27,418)	$(997,425)

Items not involving cash:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	6,411	6,411	64,965
Shares issued to extend license agreement	30,000	-	293,000
Accretion of discount on convertible debentures	10,355	51	13,395
	(40,370)	(20,956)	(617,390)
Changes in non-cash operating working capital:
Change in accounts payable and accrued liabilities
	40,036	21,064	552,431
	(334)	108	(64,959)
Investing Activity
Software development costs	-	-	(8,675)

Financing Activity
Issuance of common stock	-	-	75,000

Increase (decrease) in Cash	(334)	108	1,366

Cash, Beginning of Period	1,700	1,033	-

Cash, End of Period	$1,366	$1,141	$1,366

Supplemental Disclosure of Cash Flow Information
Interest paid	$44	$35	$1,110
Income taxes paid	-	-	-

Non-Cash Financing and Investing Activities

During the three months ended March 31, 2006, the Company issued 500,000 common shares, with a value of $30,000, as consideration for the extension of a license.

During the year ended December 31, 2004 the Company issued 5,000,000 common shares, with a value of $200,000, as consideration for a license.

During the year ended December 31, 2003, the Company issued 300,000 common shares, with a value of $63,000 to initiate and extend the arrangement for a chilling beverage container technology.

In October 2003, the Company settled $260,000 of accounts payable by the issue of convertible notes.

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006
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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	CONVERTIBLE NOTES PAYABLE (Continued)

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the quarter ended March 31, 2006 was $10,355 (2005 - $51). The remaining discount on the convertible debentures as of March 31, 2006 was $246,605 (December 31, 2005 - $256,960).

During the quarter ended March 31, 2006, $6,411 (2005 -$6,411) of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

Interest of $64,965 on these convertible notes payable has accrued to March 31, 2006 (December 31, 2005 - $58,554).

4.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS – LICENSE AGREEMENT

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	LICENSE AGREEMENT (Continued)

On January 14, 2006, the Company entered into an agreement (the “Extension Agreement”) with the Licensor, to amend the terms of their Agreement. Under the Extension Agreement, the Licensor agreed to extend the date on which the Company is required to commence paying the Minimum Royalty Payments to January 15, 2007.

In consideration for the Extension Agreement, the Company agreed to:

	a)	issue 500,000 shares of its common stock (issued in 2006);

	b)	pay $20,000 on or before January 31, 2006 (paid 2006).

The Technology and patents and trademarks of the Licensor included in the Technology remain the property of the Licensor subject to the terms of the License granted under the Agreement. However, the Company has a right of first refusal to acquire the intellectual property subject to the Agreement should the Licensor seek to dispose of the Technology during the Agreement. The Agreement supercedes all prior arrangements and agreements between the Company and the Licensor in respect of the Technology

The Licensor suspended all research and development activities on the Technology in November 2002 due to a lack of funds. Due to the costs involved in applying for and receiving extensions from the U.S. Patent and Trademark Office and the uncertainty relating to the successful commercialization of the technology, the Licensor ceased filing for trademark extensions in September 2001. It believes that it will be able to re-institute ownership of the trademarks, or the equivalent thereof, when product development is completed.

5.	RELATED PARTY TRANSACTIONS

Amounts paid to related parties were based on exchange amounts which represented the amounts agreed upon by the related parties. Amounts paid or payable to related parties not disclosed elsewhere include the following:

During the quarter ended March 31, 2006, director’s compensation totalled $Nil (2005 - $Nil);

As at March 31, 2006, accounts payable includes $8,997 (December 31, 2005 - $8,901) due to a director and officer and $9,000 (December 31, 2005 -$13,504) due to a former director and officer. Convertible notes payable includes $3,899 (December 31, 2005 - $3,899) due to a director and officer and $0 (December 31, 2005 - $20,000) due to a former director and officer.

.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", and “Balsam” mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

We are in the business of developing and marketing a patented, unique, proprietary technology for self-chilling beverage containers (the “Cool Can Technology”) that we have licensed from NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.) (“NorPac”). Our license from NorPac allows us to sublicense and manufacture self-chilling beverage containers based upon the Cool Can Technology. Our business plan is to develop and commercialize the Cool Can Technology within those regions to which we have obtained an exclusive license from NorPac, being those countries comprising the European Union and the People’s Republic of China (the “Exclusive Region”). However, there is no assurance that we will be able to do so.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended March 31, 2006 and changes in our financial condition from December 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

PLAN OF OPERATION

Subject to our ability to obtain the necessary financing, our plan of operation for the next welve months consists of the following:

(1)

We plan to seek sub-licensing agreements to finance approximately $300,000 for the development of the Cool Can Technology. We plan to proceed with product development and the production of samples of self-chilling beverage container modules. This phase of development will include the following elements and will take approximately nine months once financing is in place:

	(a)	Product fabrication, including testing and studying design concepts, making required design modifications, developing and building a fully functioning prototype self-chilling beverage container;

(b) Follow up on prototype development including analysis, testing and fine tooling required for production and finalizing all production drawings and specifications; and

(c)

Producing high-volume production cost estimates and methods, including estimation of tooling costs, sourcing production facilities and requesting bids for tender from potential manufacturers of component parts, and analysis and cost estimates for projected method of assembling of the chilling module.

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

RESULTS OF OPERATIONS

First Quarter Summary

		First Quarter Ended March 31
					Percentage
		2006		2005	Increase / (Decrease)
Revenue	$	Nil	$	Nil	n/a
Expenses		(87,136)		(27,418)	217.8%
Net Income (Loss)		$(87,136)		$(27,418)	217.8%

Revenue

We did not earn any revenues during the quarter ended March 31, 2006. We do not anticipate earning revenues until we are successful completing the development and commercialization of the Cool Can Technology, of which there is no assurance. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing necessary to develop this technology.

Expenses

Our expenses for the quarterly periods ended March 31, 2006 and 2005 consisted of the following:

	First Quarter Ended March 31
			Percentage
	2006	2005	Inc. / (Dec.)
Accretion of Discount on Convertible Notes	$10,355	$51	20,203.9%
Bank Charges and Interest	6,531	6,446	1.3%
Consulting Services	15,000	15,000	0.0%
Foreign Exchange (Gain) Loss	15	(12)	225.0%
License Payment	50,000	-	100.0%
Office and Sundry	949	-	100.0%
Professional Fees	4,117	5,933	(30.6)%
Regulatory	149	-	100.0%
Stock Transfer Services	20	-	100.0%
Total Operating Expenses	$87,136	$27,418	217.8%

We incurred operating expenses in the amount of $87,136 for the quarter ended March 31, 2006 as compared to $27,418 for the quarter ended March 31, 2005. The two largest components of our operating expenses were a license payment made to NorPac to extend the date on which we are required to commence paying minimum royalty payments of $5,000 per month (the “Minimum Royalty Payments”) under our license agreement with NorPac (the “License Agreement”), and consulting fees associated with general administrative and accounting work and for services provided in connection with our regulatory filings. The professional fees in the amount of $4,117 were incurred in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934. The increase in our overall expenses for the first fiscal quarter of 2006 is primarily attributable to the license payment made to NorPac during the period and to the increase in the accretion of the discount on the convertible debentures issued by us in 2003.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At March 31, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$1,366	$1,700	19.6%
Current Liabilities	(357,396)	(310,949)	14.9%
Working Capital (Deficit)	$(356,030)	$(309,249)	15.1%

We had cash of $1,366 as at March 31, 2006 as compared to cash of $1,700 as at December 31, 2005. Our working capital deficit increased by 15.1% during the past three months as a result of the fact that we had no revenues or significant sources of financing with which to pay down our current liabilities.

Cash Flows
	Three Months Ended March 31
	2006	2005
Cash Flows From (Used In) Operating Activities	$(334)	$108
Cash Flows From (Used In) Investing Activities	-	-
Cash Flows From (Used In) Financing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(334)	$108

Financing Requirements

From inception to March 31, 2006 we have suffered cumulative losses in the amount of $997,425. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe that there exists substantial doubt about our ability to continue as a going concern.

We will require additional financing in order to complete our plan of operation. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that any additional financing may be in the form of sales of additional shares of our common stock which would result in dilution to our current shareholders.

We have reached a verbal agreement with BIG, a German company, pursuant to which BIG has agreed to act as our agent for the purpose of locating European placees for a proposed private placement of 40,000,000 units at a price of $0.025 per unit for total potential proceeds of $1,000,000 (the “Private Placement”). Under the terms of our verbal agreement, each unit to be issued under the proposed Private Placement will consist of one share in our common stock and one share purchase warrant entitling the warrant holder to purchase one additional share of our common stock at a price of $0.05 per share. BIG is to receive a commission of $100,000 for services provided in connection with the proposed Private Placement. Although we have reached a verbal agreement with BIG in respect of the proposed Private Placement, we have not yet formalized our agreement with BIG. As a considerable period of time has passed without our being able to reach a formalized agreement with BIG, there is a substantial doubt that the proposed Private Placement will actually be completed. We do not have any other financing arrangements in place.

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

In applying the provisions of Emerging Issues Task Force Release No. 98-5 and 00-27, we recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the year ended March 31, 2006 was $10,355 (2005 - $51). The remaining discount on the convertible debentures as of March 31, 2006 was $246,605 (2005 - $256,960).

During the quarter ended March 31, 2006, $6,411 (2004 - $6,411) of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

Interest of $64,965 on these convertible notes payable has accrued to March 31, 2006 (December 31, 2005 - $58,554).

RISKS AND UNCERTAINTIES

We may not be able to continue our business as a going concern.

We have suffered recurring losses and net cash outflows since our inception and we expect to continue to incur substantial losses to complete the development of our business.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, restructure our debt, and reduce our costs. We are currently in the process of identifying sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Our inability to obtain additional financing, restructure our indebtedness, or reduce our costs would have a material adverse effect on our financial condition, results of operations and ability to satisfy our obligations, and may result in our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. Further, our inability to obtain additional financing or restructure our indebtedness, or our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in our stockholders losing all or a material portion of their investment in our securities.

We require additional financing to continue our plan of operation.

Our plan of operation calls for significant expenses in connection with the development of the Cool Can Technology and the Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $460,000 to be spent over the next 12 months developing and marketing a prototype of the Cool Can product in order to accomplish our goals. As of March 31, 2006, we had cash of $1,366. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of the Cool Can Technology and Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Risks Related To The Protection Of Intellectual Property Rights.

Ownership of patents granted for the Cool Can Technology resides with NorPac, who has licensed worldwide exclusivity to make, use and sell products based on such patent applications to us in consideration of license fees and royalties payable to NorPac. We are relying on the patent applications of NorPac to protect our core technologies and products from competition. Under the License Agreement between us and NorPac, we are required to prosecute, within the Exclusive Region, any possible infringements upon NorPac’s patents relating to the Cool Can Technology.

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

We have a limited operating history.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of March 31, 2006 we had a working capital deficit of $356,030. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

We have yet to earn revenues, and, because our ability to sustain new operations is dependent on our ability to raise financing, our accountants have expressed a substantial doubt about our ability to continue as a going concern.

Since our inception, we have suffered recurring losses and net cash out flows from our activities. To date, we have funded our activities through issuances of our common stock, related party loans and the support of creditors. There are no assurances that we will be able to obtain financing sufficient to support our ongoing activities. As a result, Telford Sadovnick, PLLC, our independent auditors, has expressed a substantial doubt about our ability to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Exclusive License Agreement dated June 5, 2002 with Cool Can Technologies, Inc.(2)
10.2	Exclusive License Agreement dated November 30, 2003 with Cool Can Technologies, Inc.(3)
10.3	Extension Agreement dated January 16, 2006 with NorPac Technologies, Inc.(4)
31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 20, 2004.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 19, 2006.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed by us during our fiscal quarter ended March 31, 2006 and from the end of that fiscal quarter to the date of filing of this Quarterly Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

Date:	May 11, 2006	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)