Form 10QSB
period 2006-06-30
BALSAM VENTURES INC
filed 2006-08-14
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2006, the Registrant had 26,000,000 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2006	2005

ASSETS

Current
Cash	$-	$1,700

LIABILITIES

Current
Bank indebtedness	$20	$-
Accounts payable and accrued liabilities	393,234	310,949
	393,254	310,949

Convertible Notes Payable Net Of Discount On Notes
Attributable To Beneficial Conversion Feature	59,015	3,040
	452,269	313,989

Commitments And Contractual Obligations (Note 4)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock, par value with
$0.001 per share

Issued and outstanding:
26,000,000 common stock at June 30, 2006
25,500,000 common stock at December 31, 2005	26,000	25,500

Additional paid-in capital	602,000	572,500

Deficit Accumulated During The Development Stage	(1,080,269)	(910,289)
	(452,269)	(312,289)

	$-	$1,700

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES INC. \
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30		JUNE 30
	2006	2005	2006	2005	2006

Expenses
Accretion of discount on
convertible notes	$45,620	$194	$55,975	$245	$59,015
Bank charges and interest	6,546	6,555	13,077	13,001	72,769
Consulting services	15,000	15,000	30,000	30,000	375,947
Domain registration	-	-	-	-	436
Foreign exchange loss	219	769	234	757	1,429
License payment	-	-	50,000	-	313,000
Office and sundry	308	1,482	1,257	1,482	13,203
Professional fees	13,818	14,906	17,935	20,839	208,826
Regulatory	1,193	983	1,342	983	12,345
Stock transfer services	140	-	160	-	5,525
Travel	-	-	-	-	9,099
Write off of developmental
costs software	-	-	-	-	8,675

Net Loss For The Period	$82,844	$39,889	$169,980	$67,307	$1,080,269

Net Loss Per Share, basic
and diluted	$-	$-	$-	$-

Weighted Average Number
Of Shares Outstanding	26,000,000	25,500,000	25,961,326	25,500,000

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30
	2006	2005	2006

Cash provided by (used in):
Operating Activities
Net loss for the period	$(169,980)	$(67,307)	$(1,080,269)
Items not involving cash:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	13,077	12,893	71,631
Shares issued to extend license agreement	30,000	-	293,000
Accretion of discount on convertible debentures	55,975	245	59,015
Changes in non-cash operating working capital:
Change in accounts payable and accrued liabilities	69,208	53,784	581,603
	(1,720)	(385)	(66,345)

Investing Activity
Software development costs	-	-	(8,675)

Financing Activities
Bank indebtedness	20	-	20
Issuance of common stock	-	-	75,000
	20	-	75,020

(Decrease) in Cash	(1,700)	(385)	-

Cash, Beginning of Period	1,700	1,033	-

Cash, End of Period	$-	$648	$-

Supplemental Disclosure of Cash Flow Information
Interest paid	$44	$108	$1,110
Income taxes paid	-	-	-

Non-Cash Financing and Investing Activities

During the six months ended June 30, 2006, the Company issued 500,000 common shares, with a value of $30,000, as consideration for the extension of a license.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006
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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	CONVERTIBLE NOTES PAYABLE (Continued)

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the quarter ended June 30, 2006 was $45,620 (2005 - $194). The remaining discount on the convertible debentures as of June 30, 2006 was $200,985 (December 31, 2005 - $256,960).

During the quarter ended June 30, 2006, $6,482 (2005 -$6,482) of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

Interest of $71,447 on these convertible notes payable has accrued to June 30, 2006 (December 31, 2005 - $58,554).

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS – LICENSE AGREEMENT (Continued)

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

During the quarter ended June 30, 2006, director’s compensation totalled $Nil (2005 - $Nil);

As at June 30, 2006, accounts payable includes $9,111 (December 31, 2005 - $8,901) due to a director and officer and $9,000 (December 31, 2005 -$13,504) due to a former director and officer. Convertible notes payable includes $3,899 (December 31, 2005 - $3,899) due to a director and officer and $0 (December 31, 2005 - $20,000) due to a former director and officer.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six month period ended June 30, 2006 and changes in our financial condition from December 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

PLAN OF OPERATION

Subject to our ability to obtain the necessary financing, our plan of operation for the next twelve months consists of the following:

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

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

		Second Quarter Ended June 30					Six Months Ended June 30
					Percentage					Percentage
					Increase /					Increase /
		2006		2005	(Decrease)		2006		2005	(Decrease)
Revenue	$	Nil	$	Nil	n/a	$	Nil	$	Nil	n/a
Expenses		(82,844)		(39,889)	107.7%		(169,980)		(67,307)	152.5%
Net Income (Loss)		$(82,844)		$(39,889)	107.7%		$(169,980)		$(67,307)	152.5%

Revenue

We did not earn any revenues during the quarter ended June 30, 2006. We do not anticipate earning revenues until we are successful completing the development and commercialization of the Cool Can Technology, of which there is no assurance. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing necessary to develop this technology.

Expenses

Our expenses for the quarterly periods ended June 30, 2006 and 2005 consisted of the following:

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2006	2005	Inc. / (Dec.)	2006	2005	Inc. / (Dec.)
Accretion of Discount on Convertible Notes	$45,620	$194	23,415.5%	$55,975	$245	22,746.9%
Bank Charges and Interest	6,546	6,555	(0.1)%	13,077	13,001	0.6%
Consulting Services	15,000	15,000	0.0%	30,000	30,000	0.0%
Foreign Exchange Loss	219	769	(71.5)%	234	757	(69.1)%
License Payment	-	-	n/a	50,000	-	100.0%
Office and Sundry	308	1,482	(79.2)%	1,257	1,482	(15.2)%
Professional Fees	13,818	14,906	(7.3)%	17,935	20,839	(13.9)%
Regulatory	1,193	983	21.4%	1,342	983	36.5%
Stock Transfer Services	140	-	100.0%	160	-	100.0%
Total Operating Expenses	$82,844	$39,889	107.7%	$169,980	$67,307	152.5%

We incurred operating expenses in the amount of $169,980 for the six month period ended June 30, 2006 as compared to $67,307 for the comparable period in 2005. The two largest components of our operating expenses were a license payment made to NorPac to extend the date on which we are required to commence paying minimum royalty payments of $5,000 per month under our license agreement with NorPac (the “License Agreement”), and the accretion of the discount on the convertible notes that we issued in December, 2003. The professional fees in the amount of $17,935 were incurred in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934. The increases in our overall expenses for the six month period ended June 30, 2006 were primarily attributable to the license payment made to NorPac during the period and to the increase in the accretion of the discount on the convertible notes.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
				Percentage
		At June 30, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$	Nil	$1,700	(100.0)%
Current Liabilities		(393,254)	(310,949)	26.5%
Working Capital (Deficit)		$(393,254)	$(309,249)	27.2%

We had no cash reserves as at June 30, 2006 as compared to cash of $1,700 as at December 31, 2005. Our working capital deficit increased by 27.2% during the past six months as a result of the fact that we had no revenues or significant sources of financing with which to pay down our current liabilities.

Cash Flows
	Six Months Ended June 30
	2006	2005
Cash Flows Used In Operating Activities	$(1,720)	$(385)
Cash Flows From (Used In) Investing Activities	-	-
Cash Flows From (Used In) Financing Activities	20	-
Net Increase (Decrease) In Cash During Period	$(1,700)	$(385)

Financing Requirements

From inception to June 30, 2006 we have suffered cumulative losses in the amount of $1,080,269. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe that there exists substantial doubt about our ability to continue as a going concern.

We require additional financing in order to complete our plan of operation. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that any additional financing may be in the form of sales of additional shares of our common stock which would result in dilution to our current shareholders.

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

In applying the provisions of Emerging Issues Task Force Release No. 98-5 and 00-27, we recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the quarter ended June 30, 2006 was $45,620 (2005 - $194). The remaining discount on the convertible debentures as of June 30, 2006 was $200,985 (2005 - $256,960).

During the quarter ended June 30, 2006, $6,482 (2005 - $6,482) of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

Interest of $71,447 on these convertible notes payable has accrued to June 30, 2006 (December 31, 2005 - $58,554).

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

Our plan of operation calls for significant expenses in connection with the development of the Cool Can Technology and the Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $460,000 to be spent over the next 12 months developing and marketing a prototype of the Cool Can product in order to accomplish our goals. As of June 30, 2006, we had no cash reserves. Therefore, we need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of the Cool Can Technology and Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we incur unexpected costs in completing the development of a prototype or encounter any unexpected technical or other difficulties;

2.	we incur delays and additional expenses as a result of technology failure;

3.	we are unable to create a substantial market for the Cool Can product; or

4.	we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to continue our plan of operation.

If we are unable to obtain additional financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected.

We face risks related to the protection of intellectual property rights.

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

Even if we complete development of a prototype of the Cool Can product, there is no assurance that the prototype will work as expected. In the event that we successfully develop a prototype, there is no assurance that we will be able to manufacture the prototype at a reasonable cost. Even if we are able to manufacture the prototype at a reasonable cost, there is no assurance that the price of the Cool Can product will not be excessive, precluding the product from generating sufficient consumer or market acceptance.

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

We have a limited operating history.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of June 30, 2006 we had a working capital deficit of $393,254. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

We have yet to earn revenues, and, because our ability to sustain new operations is dependent on our ability to raise financing, our independent auditors have expressed a substantial doubt about our ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Exclusive License Agreement dated June 5, 2002 with Cool Can Technologies, Inc.(2)

10.2	Exclusive License Agreement dated November 30, 2003 with Cool Can Technologies, Inc.(3)

10.3	Extension Agreement dated January 16, 2006 with NorPac Technologies, Inc.(4)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 20, 2004.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 19, 2006.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed by us during our fiscal quarter ended June 30, 2006 and from the end of that fiscal quarter to the date of filing of this Quarterly Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

Date:	August 11, 2006	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)