Form 10QSB
period 2006-09-30
BALSAM VENTURES INC
filed 2006-11-14
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-32011

BALSAM VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	52-2219056
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1480 Gulf Road, Suite 204
Point Roberts, WA 98281
(Address of principal executive offices)

(360) 306-0230
Issuer's telephone number

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2006, the Registrant had 36,226,663 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2006	2005

ASSETS

Current
Cash	$441	$1,700

LIABILITIES

Current
Accounts payable and accrued liabilities	$422,259	$310,949

Convertible Notes Payable Net Of Discount On Notes
Attributable To Beneficial Conversion Feature	260,000	3,040
	682,259	313,989

Commitments And Contractual Obligations (Note 4)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock, par value with
$0.001 per share

Issued and outstanding:
26,000,000 common stock at September 30, 2006
25,500,000 common stock at December 31, 2005	26,000	25,500

Additional paid-in capital	602,000	572,500

Deficit Accumulated During The Development Stage	(1,309,818)	(910,289)
	(681,818)	(312,289)

	$441	$1,700

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005	2006

Expenses
Accretion of discount on
convertible notes	$200,985	$445	$256,960	$690	$260,000
Bank charges and interest	6,643	6,610	19,720	19,611	79,412
Consulting services	15,000	15,000	45,000	45,000	390,947
Domain registration	-	-	-	-	436
Foreign exchange loss	38	331	272	1,088	1,467
License payment	-	-	50,000	-	313,000
Office and sundry	724	908	1,981	2,390	13,927
Professional fees	5,582	18,827	23,517	39,666	214,408
Regulatory	552	874	1,894	1,857	12,897
Stock transfer services	25	(40)	185	(40)	5,550
Travel	-	-	-	-	9,099
Write off of developmental
costs software	-	-	-	-	8,675

Net Loss For The Period	$229,549	$42,955	$399,529	$110,262	$1,309,818

Net Loss Per Share, basic
and diluted	$-	$-	$-	$-

Weighted Average Number
Of Shares Outstanding	26,000,000	25,500,000	25,976,190	25,500,000

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006

Cash provided by (used in):
Operating Activities
Net loss for the period	$(399,529)	$(110,262)	$(1,309,818)
Items not involving cash:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	19,446	19,464	78,000
Shares issued to extend license agreement	30,000	-	293,000
Accretion of discount on convertible debentures	256,960	690	260,000
Changes in non-cash operating working capital:
Change in accounts payable and accrued liabilities	91,864	95,806	604,259
	(1,259)	5,698	(65,884)

Investing Activity
Software development costs	-	-	(8,675)

Financing Activity
Issuance of common stock	-	-	75,000

Increase (decrease) in Cash	(1,259)	5,698	441

Cash, Beginning of Period	1,700	1,033	-

Cash, End of Period	$441	$6,731	$441

Supplemental Disclosure of Cash Flow Information
Interest paid	$44	$147	$1,110
Income taxes paid	-	-	-

Non-Cash Financing and Investing Activities

During the nine months ended September 30, 2006, the Company issued 500,000 common shares, with a value of $30,000, as consideration for the extension of a license.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position and results of operations of Balsam Ventures Inc. (the “Company”) for the periods presented. The unaudited financial information should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	CONVERTIBLE NOTES PAYABLE (Continued)

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the quarter ended September 30, 2006 was $200,985 (2005 - $445). The remaining discount on the convertible debentures as of September 30, 2006 was $Nil (December 31, 2005 - $256,960).

During the quarter ended September 30, 2006, $6,553 (2005 -$6,571) of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

Interest of $78,000 on these convertible notes payable has accrued to September 30, 2006 (December 31, 2005 - $58,554).

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
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

During the quarter ended September 30, 2006, director’s compensation totalled $Nil (2005 - $Nil);

As at September 30, 2006, accounts payable includes $9,208 (December 31, 2005 - $8,901) due to a director and officer and $9,000 (December 31, 2005 -$13,504) due to a former director and officer. Convertible notes payable includes $3,899 (December 31, 2005 - $3,899) due to a director and officer and $Nil (December 31, 2005 - $20,000) due to a former director and officer.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

6.	SUBSEQUENT EVENT

On October 1, 2006, all noteholders converted their convertible notes in the amount of $260,000. In accordance with the convertible note agreements, the Company issued 8,666,663 common shares for the conversion and an additional 1,560,000 common shares to satisfy the accrued interest payable on the notes.

.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Balsam” mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended September 30, 2006 and changes in our financial condition from December 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

RECENT CORPORATE DEVELOPMENTS

The following recent corporate developments have occurred since the end of our fiscal year ended December 31, 2005:

1.

Effective on October 1, 2006, we issued an aggregate of 10,226,663 shares of our common stock to holders of the 10% convertible notes (the “Convertible Notes”) that we issued in December, 2003 as payment in full of the principal and interest owing thereunder. 8,666,663 shares of our common stock were issued to the Convertible Note holders on account of the principal amount owing on the Convertible Notes at a conversion price of $0.03 per share. An additional 1,560,000 shares of our common stock were issued on account of interest owing on the Convertible Notes at a conversion price of $0.05 per share. The shares issued to the Convertible Note holders were issued in reliance upon the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”).

2.

In June and July of 2006, we entered into ongoing discussions with a German brewery and packaging company to sublicense the Cool Can Technology. Part of these discussions entail the development of a limited number of prototypes of the Cool Can Technology to be used and examined by the brewery company. Samples of some components of the chilling mechanism were sent to Germany in August, 2006 and are being examined by the brewery company. Our negotiations with respect to this sublicense are ongoing. No definitive agreements have been reached and there are no assurances that a definitive agreement will be entered into with the Germany brewery company.

PLAN OF OPERATION

Subject to our ability to obtain the necessary financing, our plan of operation for the next twelve months consists of the following:

(1)

We plan to continue to seek sub-licensing agreements to finance approximately $300,000 for the development of the Cool Can Technology. We are currently in discussions with a German brewery and packaging company to sublicense the Cool Can Technology. Samples of the chilling mechanism have been sent to Germany for their examination, however no definitive agreements with respect to this sublicense have been reached and there are no assurances that a definitive agreement will be entered into.

Regardless of the outcome of our discussions with the Germany brewery company, we plan to proceed with product development and the production of samples of self-chilling beverage container modules. This phase of development will include the following elements and will take approximately nine months once financing is in place:

	(a)	Product fabrication, including testing and studying design concepts; making required design modifications; and developing and building a fully functioning prototype self- chilling beverage container;

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$Nil	$Nil	n/a	$Nil	$Nil	n/a
Expenses	(229,549)	(42,955)	434.4%	(399,529)	(110,262)	262.3%
Net Income (Loss)	$(229,549)	$(42,955)	434.4%	$(399,529)	$(110,262)	262.3%

Revenue

We did not earn any revenues during the quarter ended September 30, 2006. We do not anticipate earning revenues until we are successful in completing the development and commercialization of the Cool Can Technology, of which there is no assurance. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing necessary to develop this technology.

Expenses

Our expenses for the quarterly periods ended September 30, 2006 and 2005 consisted of the following:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Accretion of Discount on Convertible Notes	$200,985	$445	45,065.2%	$256,960	$690	37,140.6%
Bank Charges and Interest	6,643	6,610	0.5%	19,720	19,611	0.6%
Consulting Services	15,000	15,000	N/A	45,000	45,000	N/A
Foreign Exchange Loss	38	331	(88.5%)	272	1,088	(75%)
License Payment	-	-	N/A	50,000	-	100%
Office and Sundry	724	908	(20.3%)	1,981	2,390	(17.1%)

Professional Fees	5,582	18,827	(70.4%)	23,517	39,666	(40.7%)
Regulatory	552	874	(36.8%)	1,894	1,857	2.0%
Stock Transfer Services	25	(40)	(162.5%)	185	(40)	(562.5%)
Total Operating Expenses	$229,549	$42,955	434.4%	$399,529	$110,262	262.3%

We recorded operating expenses in the amount of $399,529 for the nine month period ended September 30, 2006 as compared to $110,262 for the same period ended in 2005. The two largest components of our operating expenses were a license payment made to NorPac to extend the date on which we are required to commence paying minimum royalty payments of $5,000 per month under our license agreement with NorPac (the “License Agreement”), and the accretion of the discount on the convertible notes (the “Convertible Notes”) that we issued in October, 2003. The professional fees in the amount of $23,517 were incurred in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934. The increases in our overall expenses for the nine month period ended September 30, 2006 were primarily attributable to the license payment made to NorPac during the period and to the increase in the accretion of the discount on the Convertible Notes. The principal and interest owing on the Convertible Notes was paid in full by the issuance of an aggregate of 10,226,663 shares of our common stock effective on October 1, 2006 in accordance with the terms of those notes.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At September 30, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$441	$1,700	(74.1%)
Current Liabilities	(422,259)	(310,949)	35.8%
Working Capital (Deficit)	$(421,818)	$(309,249)	36.4%

We had $441 cash on hand as at September 30, 2006 as compared to cash of $1,700 as at December 31, 2005. Our working capital deficit increased by 36.4% during the past nine months as a result of the fact that we had no revenues or significant sources of financing with which to pay down our current liabilities.

Cash Flows
	Nine Months Ended September 30
	2006	2005
Cash Flows From (Used In) Operating Activities	$(1,259)	$5,698
Cash Flows From (Used In) Investing Activities	-	-
Cash Flows From (Used In) Financing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(1,259)	$5,698

During the year ended December 31, 2003, we issued the Convertible Notes with principal amounts totaling $260,000, maturing on October 1, 2006 and bearing interest at a rate of 10% per annum. Effective on October 1, 2006 we converted the principal and interest on the Convertible Notes into an aggregate of 10,226,663 shares of our common stock. In accordance with the terms of the convertible notes, the principal on the convertible notes was converted at a rate of $0.03 per share and interest owing on the convertible notes was converted at a rate of $0.05 per share. The shares issued to the convertible note holders were issued in reliance upon the provisions of Regulation S promulgated under the Securities Act.

Financing Requirements

From inception to September 30, 2006, we have suffered cumulative losses in the amount of $1,309,818. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe that there exists substantial doubt about our ability to continue as a going concern.

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

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, we recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the quarter ended September 30, 2006 was $200,985 (2005 - $445). The remaining discount on the convertible debentures as of September 30, 2006 was $Nil (2005 - $256,960).

During the quarter ended September 30, 2006, $6,553 (2005 - $6,571) of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

Interest of $78,000 on these convertible notes payable has accrued to September 30, 2006 (December 31, 2005 - $58,554).

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

Our plan of operation calls for significant expenses in connection with the development of the Cool Can Technology and the Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $460,000 to be spent over the next twelve months developing and marketing a prototype of the Cool Can product in order to accomplish our goals. As of September 30, 2006, we had $441 cash on hand. Therefore, we need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of the Cool Can Technology and Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

A portion of NorPac’s proprietary technology depends upon unpatented trade secrets and know-how. Without the patent protection, we would be vulnerable to competition from third parties who could develop competing products through reverse engineering. Also, without the patent protection, competitors may independently develop substantially equivalent technology or otherwise gain access to our trade secrets, know-how or other proprietary information.

Our product development program may not be successful.

Even if we complete development of a prototype of the Cool Can product, there is no assurance that the prototype will work as expected. Furthermore, in the event that we successfully develop a prototype, there is no assurance that we will be able to manufacture the prototype at a reasonable cost. Even if we are able to manufacture the prototype at a reasonable cost, there is no assurance that the price of the Cool Can product will not be excessive, precluding the product from generating sufficient consumer or market acceptance.

If we are unable to achieve market acceptance for our products, we will be unable to build our business.

To date, we have not entered into any sub-licensing or other agreements with respect to the Cool Can Technology licensed by us. Our success will depend on the acceptance of the Cool Can Technology by the beverage industry as well as by related businesses and the general public. Achieving such acceptance will require significant research and development investment. The Cool Can Technology generally, and the proposed Cool Can product specifically, may not achieve widespread acceptance by businesses in general, or by major beverage suppliers, beverage manufacturers or agents thereof, which could limit our ability to develop and expand our business. The market for self-chilling beverages is relatively new and is evolving. Our ability to generate revenue in the future depends on the acceptance by both our customers and beverage manufacturers in general. The adoption of the Cool Can Technology could be hindered by the perceived costs of this new technology to consumers and beverage brand owners. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established beverage manufacturers, about the uses and benefits of the Cool Can Technology. If these efforts fail, or if the Cool Can Technology does not achieve commercial acceptance, our business could be harmed.

We have a limited operating history.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of September 30, 2006, we had a working capital deficit of $421,818. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the year ended December 31, 2003, we issued the Convertible Notes with principal amounts totaling $260,000, maturing on October 1, 2006 and bearing interest at a rate of 10% per annum. Effective on October 1, 2006 we converted the principal and interest on the Convertible Notes into an aggregate of 10,226,663 shares of our common stock. In accordance with the terms of the convertible notes, the principal on the convertible notes was converted at a rate of $0.03 per share and interest owing on the convertible notes was converted at a rate of $0.05 per share. The shares issued to the convertible note holders were issued in reliance upon the provisions of Regulation S promulgated under the Securities Act. We did not engage in a distribution of this offering in the United States. The convertible note holders were not US persons as defined in Regulation S and provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution. No underwriting discounts or commissions were involved.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Exclusive License Agreement dated June 5, 2002 with Cool Can Technologies, Inc.(2)

10.2	Amendment #1 to Exclusive License Agreement dated September 2, 2002. (3)

10.3	Exclusive License Agreement dated November 30, 2003 with Cool Can Technologies, Inc.(4)

10.4	Extension Agreement dated January 16, 2006 with NorPac Technologies, Inc.(6)

14.1	Code of Ethics. (5)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 20, 2002.
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed on November 14, 2002.
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed on May 17, 2005.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 19, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

Date:	November 13, 2006	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)