Form 10KSB
period 2006-12-31
BALSAM VENTURES INC
filed 2007-04-17
CIK 1103092

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2006

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
Yes [   ] No [X]

State issuer's revenues for its most recent fiscal year. NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).
$1,674,248 as of December 29, 2006, based on the average of the closing bid price of $0.07 and closing ask price of $0.08 as of that day.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 36,226,663 shares of common stock as of March 29, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

BALSAM VENTURES, INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Balsam,” and the “Company” mean Balsam Ventures, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

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

RECENT CORPORATE DEVELOPMENTS

Since the last fiscal year ended December 31, 2005, we have experienced the following developments in our business:

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

	The shares issued to NorPac were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

2.

From June to August of 2006, we engaged in discussions with a German brewery and packaging company to sublicense the Cool Can Technology. Samples of some components of the chilling mechanism were sent to Germany in August, 2006 to be examined by the brewery company. Negotiations with the brewery company have ceased. At this time, we have no plans to revisit these discussions.

3.

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

LICENSE OF COOL CAN TECHNOLOGY

On November 30, 2003, we entered into an exclusive licensing agreement with NorPac (the “License Agreement”) for the Cool Can Technology.

Under the License Agreement, NorPac granted us the license, for a period of 40 years, to enjoy, commercialize and exploit the Cool Can Technology in countries comprising the European Union and the People’s Republic of China (the “Exclusive Region”). Under the License Agreement, we have the right, within the Exclusive Region, to manufacture, use and sell apparatus and products embodying the Cool Can Technology and to grant sub-licenses of our right to manufacture, use and sell products embodying the Cool Can Technology. The License Agreement further provides us with a right of first refusal with respect to any transfers, sales or assignments of the Cool Can Technology by NorPac, including patents, trademarks or other intellectual property rights. We also have a right of first refusal with respect to any licensing rights for countries which are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. In consideration for the rights granted to us under the License Agreement, we agreed to:

(a)	issue to NorPac 5,000,000 shares of our common stock, which shares were issued in May, 2004; and

(b)

pay ongoing royalties to NorPac equal to 2% of gross profits from the sale of products and 5% of gross licensing revenues. Notwithstanding that we may not earn gross profits from the sale of products or gross licensing revenues, we agreed to pay NorPac minimum royalty payments of $5,000 per month (the “Minimum Royalty Payments”) beginning January 15, 2006. The date on which we were required to begin making the Minimum Royalty Payments was extended to January 15, 2007 under the terms of the Extension Agreement.

As of the date of filing this Annual Report, due to a lack of sufficient funds, we had not yet begun paying the Minimum Royalty Payments. We are currently in the process of negotiating a short-term debt financing and expect to pay the amounts owing to NorPac on account of the Minimum Royalty Payments within the next 30 days. NorPac has verbally agreed not to exercise its default rights under the License Agreement at this time.

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

The materials expected to be used in manufacturing the Cool Can are similar to those used in present canning materials and we believe that they will be fully compatible with government requirements in the Exclusive Region. We expect to comply with the appropriate government standards and regulations.

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

Various safety features are incorporated into the design of the Cool Can. The primary safety feature becomes important in a situation such as throwing the can in a fire. The gases in the cylinder are designed to escape harmlessly at a certain temperature through a safety valve. The use of CO2 capsules in things like seltzer bottles and whipping cream dispensers is not a new concept and have been used by consumers without incident for some time.

Additionally, the Cool Can is designed to be in full compliance with all recycling requirements since the component parts are expected to be manufactured utilizing only recyclable materials.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our sole executive officer and director.

RESEARCH AND DEVELOPMENT

We incurred no research and development expenditures to date.

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

As discussed above, we are currently in default of our obligations under the License Agreement as amended by the Extension Agreement. We are currently in the process of negotiating a short-term debt financing and expect to pay the amounts owing to NorPac on account of the Minimum Royalty Payments within the next 30 days. NorPac has verbally agreed not to exercise its default rights at this time. If we fail to pay the Minimum Royalty Payments due to NorPac, we may lose our rights under the License Agreement.

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

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “BLSV”. The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	2006		2005

	High	Low	High	Low

First Quarter ended March 31	$ 0.180	$ 0.060	$ 0.110	$ 0.035
Second Quarter ended June 30	$ 0.180	$ 0.100	$ 0.100	$ 0.040
Third Quarter ended September 30	$ 0.120	$ 0.060	$ 0.090	$ 0.050
Fourth Quarter ended December 31	$ 0.100	$ 0.070	$ 0.075	$ 0.040

The high and low price quotes of our common stock as set out in the table above are as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of March 29, 2007, there were 18 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

Effective January 14, 2006, we agreed to issue 500,000 shares of our common stock to NorPac in consideration for NorPac’s agreement to extend the date upon which the Minimum Royalty Payments are to commence under the License Agreement. These shares were sold to NorPac pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. NorPac is a principal stockholder of the Company, beneficially owning greater than 10% of our common stock and, as such, has (a) the ability to understand the risks of an investment in our common stock, and (b) access to the type of information that would normally be contained in a registration statement. In addition, Bruce Leitch, NorPac’s President and sole director at the time the sale was completed, is a close personal friend and close business associate of John Boschert, our sole executive officer and sole director, and is a sophisticated person with extensive experience in investing in similar types of securities.

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

ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

We were unable to make any significant progress in pursuing our plan of operation during the last fiscal year as we were unable to secure sufficient financing. In addition, due to our lack of funding, we have not yet begun to make the Minimum Royalty Payments to NorPac as required under the terms of the License Agreement, as amended by the Extension Agreement. NorPac has verbally agreed not to exercise its default rights at this time. We are currently in the process of negotiating a short-term debt financing and expect to pay the Minimum Royalty Payments to NorPac within the next 30 days.

Our plan of operation for the next twelve months will involve the following:

(1)

We plan to continue to seek sub-licensing agreements to finance approximately $300,000 for the development of the Cool Can Technology. In 2006, we entered into discussions with a German brewery and packaging company to sublicense the Cool Can Technology. Negotiations with the Germany brewery company have ceased and we intend to seek out other sublicensing arrangements.

Regardless of whether or not we are able to secure sublicensing agreements, we plan to proceed with product development and the production of samples of self-chilling beverage container modules. This phase of development will include the following elements and will take approximately nine months once financing is in place:

	(a)	Product fabrication, including testing and studying design concepts; making required design modifications; and developing and building a fully functioning prototype self-chilling beverage container;

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

Subject to our obtaining adequate financing, we anticipate that we will be spending approximately $460,000 over the next twelve-month period pursuing our stated plan of operation. Of these anticipated expenditures, we anticipate that $230,000 will be spent on our plan of operation over the next six months. However, our ability to complete the above plan of operation is dependent upon our obtaining substantial financing as our present cash reserves are not sufficient for us to carry out the above plan of operation. We are currently attempting to arrange for financing through sub-licensing arrangements that would enable us to proceed with our plan of operation.

At the end of our fiscal year ended December 31, 2003, we reached a verbal agreement with BIG K.G. (“BIG”), a German company, pursuant to which BIG agreed to act as our agent for the purpose of locating European placees for a proposed private placement of 40,000,000 units at a price of $0.025 per unit for total potential proceeds of $1,000,000 (the “Private Placement”). Under the terms of our verbal agreement, each unit to be issued under the proposed Private Placement will consist of one share in our common stock and one share purchase warrant entitling the warrant holder to purchase one additional share of our common stock at a price of $0.05 per share. BIG is to receive a commission of $100,000 for services provided in connection with the proposed Private Placement. Although the verbal agreement with BIG in respect of the proposed Private Placement remains in place, there exists a substantial doubt that the proposed Private Placement will complete, as three years have passed since we first reached this agreement. We do not have any other financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to commercialize the Cool Can Technology and to earn revenues.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended December 31
	2006	2005	Percentage
			Increase / (Decrease)
Revenue	$ nil	$ nil	n/a
Expenses	(419,165)	(154,205)	171.8%
Net Income (Loss)	$(419,165)	$(154,205)	171.8%

Revenues

We did not earn any revenues during the fiscal year ended December 31, 2006. We do not anticipate earning revenues until we are successful in completing the development of the Cool Can Technology and commercializing this technology. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing to develop this technology.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended December 31
	2006	2005	Percentage
			Increase / (Decrease)
Accretion of discount on convertible notes	$256,960	$3,040	8,352.6%
Bank charges and interest	19,781	26,237	(24.6)%
Consulting Services	60,000	60,000	n/a
Foreign exchange (gain) loss	(67)	1,195	n/a
License payment	50,000	-	n/a
Office and Sundry	2,137	2,540	(15.9)%
Professional fees	27,553	58,990	(53.3)%
Regulatory	2,231	2,243	(0.5)%
Stock transfer services	570	(40)	1,525.0%
Total Expenses	$419,165	$154,205	171.8%

Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

Professional fees for the year ended December 31, 2006 represented fees incurred in respect of legal and audit services provided in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). Professional fees during fiscal 2006 decreased by $31,437 or 53.3% from fiscal 2005. Professional fees during fiscal 2005 were unusually high, primarily because we changed our principal independent accountants during the 2005 fiscal year. Moving forward, we expect professional fees associated with meeting our ongoing reporting obligations under the Exchange Act to be closer to the amounts incurred during fiscal 2006.

We recorded an expense of $256,960, relating to the accretion of the discount on certain convertible notes issued by us in 2003. See “Critical Accounting Policies: Convertible Notes Payable”. The principal and interest on these convertible notes was converted into an aggregate of 10,226,663 shares of our common stock on October 1, 2006.

The license payment of $50,000 recorded during fiscal 2006 represents the consideration paid to NorPac under the Extension Agreement. The consideration paid to NorPac consisted of $20,000 in cash and 500,000 shares of our common stock at a recorded price of $0.06 per share.

If we are able to proceed with our plan of operation for the next twelve months, of which there is no assurance, we expect that our overall expenses will increase significantly.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows

	Year Ended December 31
	2006	2005
Net Cash from (used in) Operating Activities	$(54,274)	$667
Net Cash from Investing Activities	-	-
Net Cash from Financing Activities	55,000	-
Net Increase in Cash During Period	$726	$667

Working Capital

			Percentage
	At December 31, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$2,476	$1,700	45.6%
Current Liabilities	(365,930)	(310,949)	17.7%
Working Capital Deficit	$(363,454)	$(309,249)	17.5%

Our working capital deficit increased during the year ended December 31, 2006 because of the fact that we had no sources of revenue during the year and the fact that our only financing during the period came from short term loans.

Financing Requirements

From inception to December 31, 2006, we have suffered cumulative losses in the amount of $1,329,454. We expect to continue to incur substantial losses as we continue the development of our business. During our 2006 fiscal year, our only sources of financing were short term loans totaling $55,000. These loans are unsecured, non-interest bearing and payable on demand. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

We will require additional financing if we are not successful in earning revenues from the Cool Can Technology. There is no assurance that we will be able to obtain additional financing if and when required. We are currently in the process of negotiating a short-term debt financing to enable us to meet some of our current obligations, including the Minimum Royalty Payment due under the License Agreement with NorPac. However, we do not expect to be able to secure short-term debt financing in an amount sufficient to enable us to complete our Plan of Operation. Additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

At the end of our fiscal year ended December 31, 2003, we reached a verbal agreement with BIG K.G. (“BIG”), a German company, pursuant to which BIG agreed to act as our agent for the purpose of locating European placees for a proposed private placement of 40,000,000 units at a price of $0.025 per unit for total potential proceeds of $1,000,000 (the “Private Placement”). Under the terms of our verbal agreement, each unit to be issued under the proposed Private Placement will consist of one share in our common stock and one share purchase warrant entitling the warrant holder to purchase one additional share of our common stock at a price of $0.05 per share. BIG is to receive a commission of $100,000 for services provided in connection with the proposed Private Placement. Although the verbal agreement with BIG in respect of the proposed Private Placement remains in place, there exists a substantial doubt that the proposed Private Placement will complete, as three years have passed since we first reached this agreement. We do not have any other financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to commercialize the Cool Can Technology and to earn revenues.

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

Convertible Notes Payable

During the year ended December 2003, we issued convertible notes, maturing October 1, 2006, aggregating $260,000 and bearing interest of 10% per annum. The notes were convertible into common shares at the lesser of $0.03 per share or 50% of the average trading price of our common shares for the ten trading days prior to conversion.

In applying the provisions of Emerging Issues Task Force Release No. 98-5 and 00-27, we recorded a discount on the convertible debentures in the amount of $260,000. This discount was accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the year ended December 31, 2006 was $256,960 (2005 - $3,040). The remaining discount on the convertible debentures as of December 31, 2006 was $Nil (2005 - $256,960).

During the year ended December 31, 2006, $19,446 (2005 - $26,018) of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

During the year ended December 31, 2006, included in accounts payable and accrued was $Nil (2005 - $58,554) accrued interest payable.

At October 1, 2006, $260,000 of convertible notes payable were converted to common stock at $0.03 per common share and $78,000 of accrued interest payable on these convertible notes was settled by issued common stock at $0.05 per common share.

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

Our plan of operation calls for significant expenses in connection with the development of the Cool Can Technology and the Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $460,000 to be spent over the next 12 months developing and marketing a prototype of the Cool Can product in order to accomplish our goals. As of December 31, 2006, we had cash of $2,426. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of the Cool Can Technology and Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We are in default of our obligations under our License Agreement with NorPac.

As of the date of filing this Annual Report, we had not yet begun paying NorPac the Minimum Royalty Payments required under the License Agreement as amended by the Extension Agreement. NorPac has verbally agreed not to exercise its default rights at this time, however there are no assurances that it will not do so in the future. We are currently negotiating a short-term debt financing that will enable us to make the Minimum Royalty Payments due and owing at this time. However, if we are unable to secure financing in an amount sufficient to allow us to cure our default, we may lose our rights to the Cool Can Technology.

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

We have a limited operating history.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of December 31, 2006, we had a working capital deficit of $363,454. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

ITEM 7.             FINANCIAL STATEMENTS.

Page

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheets as at December 31, 2006 and December 31, 2005;	F-3

3.	Statements of Operations for the years ended December 31, 2006, December 31, 2005, and for the period from inception on August 17, 1999 to December 31, 2006;	F-4

4.	Statements of Cash Flows for the years ended December 31, 2006, December 31, 2005, and for the period from inception on August 17, 1999 to December 31, 2006;	F-5

5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on August 17, 1999 to December 31, 2006; and	F-6

6.	Notes to Financial Statements.	F-8

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Balsam Ventures, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Balsam Ventures, Inc. (the “Company”) (a Development Stage Company) as at December 31, 2006 and 2005, the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and the related statements of operations, cash flows and stockholders’ equity for the period from August 17, 1999 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balsam Ventures, Inc. (a Development Stage Company) as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and the results of its operations and its cash flows for the period from August 17, 1999 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
March 14, 2007

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2006	2005

ASSETS

Current
Cash	$2,426	$1,700
Prepaid expenses	50	-
	2,476	1,700

LIABILITIES

Current
Accounts payable and accrued liabilities	$276,329	$310,949
Loans payable (Note 4)	89,601	-
	365,930	310,949

Convertible Notes Payable Net Of Discount On Notes
Attributable To Beneficial Conversion Feature (Note 5)	-	3,040
	365,930	313,989

Commitments And Contractual Obligations (Note 6)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock, par value with
$0.001 per share

Issued and outstanding:
36,226,663 common stock at December 31, 2006
25,500,000 common stock at December 31, 2005	36,227	25,500

Additional paid-in capital	929,773	572,500

Deficit Accumulated During The Development Stage	(1,329,454)	(910,289)
	(363,454)	(312,289)

	$2,476	$1,700

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	YEAR ENDED		1999 TO
	DECEMBER 31		DECEMBER 31
	2006	2005	2006

Expenses
Accretion of discount on convertible notes	$256,960	$3,040	$260,000
Bank charges and interest	19,781	26,237	79,473
Consulting services	60,000	60,000	405,947
Domain registration	-	-	436
Foreign exchange (gain) loss	(67)	1,195	1,128
License payment	50,000	-	313,000
Office and sundry	2,137	2,540	14,083
Professional fees	27,553	58,990	218,444
Regulatory	2,231	2,243	13,234
Stock transfer services	570	(40)	5,935
Travel	-	-	9,099
Write off of developmental costs software	-	-	8,675

Net Loss For The Period	$419,165	$154,205	$1,329,454

Net Loss Per Share, basic and diluted	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding	28,559,871	25,500,000

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	YEAR ENDED		1999 TO
	DECEMBER 31		DECEMBER 31,
	2006	2005	2006

Cash provided by (used in):
Operating Activities
Net loss for the period	$(419,165)	$(154,205)	$(1,329,454)
Items not involving cash:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	19,446	26,018	78,000
Shares issued to extend license agreement	30,000	-	293,000
Accretion of discount on convertible debentures	256,960	3,040	260,000
Changes in non-cash operating working capital:
Change in prepaid expenses	(50)		(50)
Change in accounts payable and accrued liabilities	58,535	125,814	570,930
	(54,274)	667	(118,899)

Investing Activity
Software development costs	-	-	(8,675)

Financing Activity
Issuance of common stock	-	-	75,000
Proceeds from loans payable	55,000	-	55,000
	55,000	-	130,000

Increase in Cash	726	667	2,426

Cash, Beginning of Period	1,700	1,033	-

Cash, End of Period	$2,426	$1,700	$2,426

Supplemental Disclosure of Cash Flow Information
Interest paid	$44	$219	$1,110
Income taxes paid	$-	$-	$-

Non-Cash Financing and Investing Activities (Note 9)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM AUGUST 17, 1999 (INCEPTION) TO DECEMBER 31, 2006

					DEFICIT
		COMMON STOCK			ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
		PAR	PAID-IN	SUBSCRIPTION	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Stock issued for cash at
$0.0005	10,000,000	$10,000	$(5,000)	$-	$-	$5,000
Stock issued for cash at
$0.005	10,000,000	10,000	40,000	-	-	50,000
Stock issued for cash at $0.10	200,000	200	19,800	-	-	20,000
Subscriptions receivable	-	-	-	(2,500)	-	(2,500)
Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31, 1999	20,200,000	20,200	54,800	(2,500)	(2,926)	69,574

Subscriptions received	-	-	-	2,500	-	2,500
Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31, 2000	20,200,000	20,200	54,800	-	(34,268)	40,732

Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31, 2001	20,200,000	20,200	54,800	-	(53,257)	21,743

Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31, 2002	20,200,000	20,200	54,800	-	(216,681)	(141,681)

Beneficial conversion feature
of convertible notes	-	-	260,000	-	-	260,000

Stock issued for license
extension payment at $0.21	300,000	300	62,700	-	-	63,000
Net loss for the year	-	-	-	-	(232,416)	(232,416)

Balance, December 31, 2003	20,500,000	20,500	377,500	-	(449,097)	(51,097)

Stock issued for license at
$0.04	5,000,000	5,000	195,000	-	-	200,000
Net loss for the year	-	-	-	-	(306,987)	(306,987)

Balance, December 31, 2004	25,500,000	25,500	572,500	-	(756,084)	(158,084)

Net loss for the year	-	-	-	-	(154,205)	(154,205)

Balance, December 31, 2005	25,500,000	25,500	572,500	-	(910,289)	(312,289)

Stock issued for license
extension payment at $0.06	500,000	500	29,500	-	-	30,000

Stock issued on conversion of
convertible notes payable	8,663,663	8,667	251,333	-	-	260,000

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM AUGUST 17, 1999 (INCEPTION) TO DECEMBER 31, 2006

					DEFICIT
		COMMON STOCK			ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
		PAR	PAID-IN	SUBSCRIPTION	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Stock issued on settlement of
accrued interest payable on
convertible notes payable	1,560,000	1,560	76,440	-	-	78,000

Net loss for the year	-	-	-	-	(419,165)	(416,165)

Balance, December 31, 2006	36,223,663	$36,227	$929,773	$-	$(1,329,454)	$(360,454)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

1.	NATURE OF BUSINESS AND ABILITY TO CONTINUE OPERATIONS

	a)	Organization

Balsam Ventures, Inc. (the “Company”) was incorporated in the State of Nevada, U.S.A., on August 17, 1999.

	b)	Development Stage Activities

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

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

Cash consists of cash on deposit with a Canadian Chartered Bank and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the Balance Sheets and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, the Company had no cash equivalents.

	d)	Prepaid expenses

Prepaid expenses consists of prepaid office services.

	e)	Financial Instruments

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities.

Unless, otherwise noted, it is management’s opinion the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (continued)

	f)	Research and Development

The Company charges amounts incurred in research and development of technology to operations until such time as technological feasibility is demonstrated. Amounts expensed include acquired intangibles relating to specific research and development projects, such as license and extension costs, which do not have alternative uses in other research and development activities or otherwise.

	g)	Software Development Costs

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

	h)	Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in the years ended December 31, 2006 and 2005

	i)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the exchange rate prevailing at the balance sheet date;

		ii)	non-monetary items at the historical exchange rate;

		iii)	revenue and expense items at the average rate in effect during the applicable accounting period.

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

	j)	Stock-based Compensation

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (continued)

	k)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006 and 2005, the Company had no common stock equivalents that were anti- dilutive and excluded in the earnings per share computation.

	l)	Income Taxes

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

	m)	Comprehensive Income

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

	n)	Intangible Assets

The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized, but rather, be tested annually for impairment. Intangible assets with definite life are required to be amortized over their useful life. The Company’s operational policy for the assessment and measurement of any impairment in the value of goodwill and intangible assets, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such assets over its appraised value.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (continued)

	o)	Revenue Recognition

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

	p)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

	q)	Convertible Notes Payable

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (continued)

	r)	Reclassifications

During the year ended December 31, 2006, the Company reclassified a total of $34,601 from accounts payable to loans payable to better reflect the nature of the transactions.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)

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

b)

On June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 and FASB Statement 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. SFAS 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005.

c)

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS 133 and 140.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

d)

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS 140.” SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

e)

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. (FIN) 46(R).” FIN 46R-6 addresses certain implementation issues related to FIN 46R (revised December 2003), “Consolidation of Variable Interest Entities.” Specifically, FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006.

f)

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

4.	LOANS PAYABLE

During the year ended December 31, 2006, several loans were granted from third party companies totalling $55,000. In addition, during the year ended December 31, 2006, the Company reclassified a total of $34,601 from accounts payable to loans payable to better reflect the nature of the transactions. The loans are non-interesting bearing, unsecured and are due on demand.

5	CONVERTIBLE NOTES PAYABLE

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

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the year ended December 31, 2006 was $256,960 (2005 - $3,040). The remaining discount on the convertible debentures as of December 31, 2006 was $Nil (2005 - $256,960).

During the year ended December 31, 2006, $19,446 (2005 - $26,018) of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

During the year ended December 31, 2006, included in accounts payable and accrued was $Nil (2005 - $58,554) accrued interest payable.

At October 1, 2006, $260,000 of convertible notes payable were converted to common stock at $0.03 per common share and $78,000 of accrued interest payable on these convertible notes was settled by issuing common stock at $0.05 per common share.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

6.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS – LICENSE AGREEMENT

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

On January 14, 2006, the Company entered into an agreement (the “Extension Agreement”) with the Licensor, to amend the terms of their Agreement. Under the Extension Agreement, the Licensor agreed to extend the date on which the Company is required to commence paying the Minimum Royalty Payments to January 15, 2007. The Company is currently in default of the Minimum Royalty Payments.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

6.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS – LICENSE AGREEMENT (continued)

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

7.	RELATED PARTY TRANSACTIONS

Amounts paid to related parties were based on exchange amounts which represented the amounts agreed upon by the related parties. Amounts paid or payable to related parties not disclosed elsewhere include the following:

During the year ended December 31, 2006, director’s compensation totalled $Nil (2005 - $Nil);

As at December 31, 2006, accounts payable includes $7,636 (2005 - $8,901) due to a director and officer and $9,000 (2005 -$13,504) due to a former director and officer. Convertible notes payable includes $Nil (2005 - $3,899) due to a director and officer and $Nil (2005 - $20,000) due to a former director and officer.

8.	INCOME TAXES

	a)	Income tax provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2005 -34%) to income before income taxes. The difference results from the following items:

	2006	2005
Computed expected (benefit of) income taxes	$(142,516)	$(52,429)
Increase In valuation allowance	142,516	52,429
	$-	$-

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

8.	INCOME TAXES (continued)

	a.	Significant components of the Company’s deferred income tax assets are as follows:

	2006	2005
Total income tax operating loss carry forward	$1,329,454	$910,289
Statutory tax rate	34%	34%
Deferred income tax asset	452,014	309,498
Valuation allowance	(452,014)	(309,498)
	$-	$-

b.

The Company has incurred operating losses of approximately $1,329,454 which, if unutilized, will expire through 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

		Expiration date of
		income tax
		operating loss carry
	Net Loss	forwards

1999	$2,926	2019
2000	31,342	2020
2001	18,989	2021
2002	163,424	2022
2003	232,416	2023
2004	306,987	2024
2005	154,205	2025
2006	419,165	2026

Total income tax operating loss carry forward	$1,329,454

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

9.	NON-CASH FINANCING AND INVESTING ACTIVITIES

During the year ended December 31, 2006, the Company reclassified a total of $34,601 from accounts payable to loans payable to better reflect the nature of the transactions.

During the year ended December 31, 2006, the Company issued 8,666,663 common shares, with a value of $260,000 on conversion of convertible notes payable

During the year ended December 31, 2006, the Company issued 1,560,000 common shares, with a value of $78,000 for settlement of accrued interest payable on $260,000 convertible notes payable.

During the year ended December 31, 2006, the Company issued 500,000 common shares, with a value of $30,000, as consideration for the extension of a license.

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

We filed an amended report on Form 8-K/A regarding the change in principal independent accountants with the SEC on May 2, 2005 and provided Morgan & Company with a copy of that report. We requested in writing that Morgan & Company provide a letter addressed to the Securities and Exchange Commission stating whether or not they agree with the disclosures contained in that report. A copy of the requested letter from Morgan & Company was filed as an exhibit to our report on Form 8-K/A.

ITEM 8A.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.          OTHER INFORMATION.

None.

PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name	Age	Positions
John Boschert	37	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Director

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

Since March 20, 2006, Mr. Boschert has been the Secretary of Exploration Drilling International Inc., a company engaged in the exploration and development of water well drilling. Mr. Boschert was a director of Exploration Drilling International Inc. for the period from March 13, 2006 to December 27, 2006.

Since April 19, 2006, Mr. Boschert has been the Secretary and Treasurer of Skyflyer Inc., a development stage company engaged in the business of developing a recreational flying device and facility in which the flying device is to operate.

Since November 13, 2006, Mr. Boschert has been the Chief Financial Officer, Treasurer and Secretary and, since May 30, 2006, he has been a member of the board of directors, of Vitavea Inc., a company engaged in the marketing and distribution of nutritional supplement.

COMMITTEES OF THE BOARD OF DIRECTORS

Mr. Boschert is our sole director. As a result, we do not maintain a separately-designated standing audit committee. As a result, our sole director acts as our audit committee. Mr. Boschert does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

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

CODE OF ETHICS

We adopted a Code of Ethics applicable to our executive officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on May 17, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended December 31, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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
than 10% of our issued and
outstanding common stock.

ITEM 10.           EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
John Boschert, CEO, President, CFO Secretary, Treasurer Director(1)	2006	$0	$0	$0	$0	$0	$0	$0	$0

(1)	We did not pay Mr. Boschert any consideration in exchange for his services as our sole executive officer and sole director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

From our inception on August 17, 1999 to the end of our fiscal year-ended December 31, 2006, we did not grant any stock options awards, stock awards or any other equity incentive plan awards to any of our named executive officers, as that term is defined under Item 402(a)(2) of Regulation S-B, or to our sole director. As such, there were no outstanding equity awards as at December 31, 2006.

EMPLOYMENT CONTRACTS

We do not have an employment contract with our sole executive officer and sole director. We also do not have any termination of employment or change-in-control arrangements with our sole executive officer and sole director.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation
Plans Approved By	Not Applicable	Not Applicable	Not Applicable
Security Holders
Equity Compensation Plans
Not Approved By Security	Not Applicable	Not Applicable	Not Applicable
Holders

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 29, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(a)(2) of Regulation S-B), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	John Boschert, Director, President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer 1480 Gulf Road, Suite 204 Point Roberts, WA 98281	8,403,360	23.2%
5% SHAREHOLDERS
Common Stock	John Boschert, Director, President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer 1480 Gulf Road, Suite 204 Point Roberts, WA 98281	8,403,360	23.2%
Common Stock	NorPac Technologies, Inc., a Nevada corporation Suite 311, 698 Seymour Street Vancouver, BC V6B 3K6	5,500,000	15.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 29, 2007. As of March 29, 2007, there were 36,226,663 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE

RELATED TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in-law, of any of the foregoing.

During the year ended December 31, 2003, we issued convertible notes with principal amounts totaling $260,000, maturing on October 1, 2006 and bearing interest at a rate of 10% per annum. Effective on October 1, 2006 we converted the principal and interest on the convertible notes into an aggregate of 10,226,663 shares of our common stock. As a holder of convertible notes, John Boschert, our sole director and executive officer, received an aggregate of 153,360 shares of our common stock on conversion of the convertible notes.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, John Boschert, is also our sole executive officer. As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 13.           EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Exclusive License Agreement dated November 30, 2003 with Cool Can Technologies, Inc.(2)

10.2	Extension Agreement dated January 16, 2006 with NorPac Technologies, Inc.(4)

14.1	Code of Ethics.(3)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously Filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(3)	Previously Filed as an Exhibit to our Annual Report on Form 10-KSB on May 17, 2005.
(4)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on January 19, 2006

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended December 31, 2006 and December 31, 2005 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005

Audit Fees	$10,080.00	$35,819.80
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL

Total	$10,080.00	$35,819.80

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
(Principal Executive Officer and Principal Accounting Officer)

Date:	April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	April 16, 2007