Form 10QSB
period 2007-03-31
BALSAM VENTURES INC
filed 2007-05-15
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-32011

BALSAM VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	52-2219056
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1480 Gulf Road, Suite 204
Point Roberts, WA 98281
(Address of principal executive offices)

(360) 305-5012
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2007, the Registrant had 36,226,663 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	March 31,	December 31,
	2007	2006

ASSETS

Current
Cash	$528	$2,426
Prepaid expenses	-	50

	528	2,476

LIABILITIES

Current
Accounts payable and accrued liabilities	$305,641	$276,329
Loans payable (Note 3)	89,601	89,601
	395,242	365,930

Commitments And Contractual Obligations (Note 5)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock, par value with
$0.001 per share

Issued and outstanding:
36,226,663 common stock at March 31, 2007
36,226,663 common stock at December 31, 2006	36,227	36,227

Additional paid-in capital	929,773	929,773

Deficit Accumulated During The Development Stage	(1,360,714)	(1,329,454)
	(394,714)	(363,454)

	$528	$2,476

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	THREE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31
	2007	2006	2007

Expenses
Accretion of discount on convertible notes (Note 4)	$-	$10,355	$260,000
Bank charges and interest	69	6,531	79,542
Consulting services	15,000	15,000	420,947
Domain registration	-	-	436
Foreign exchange loss	106	15	1,234
License and royalty payments	15,000	50,000	328,000
Office and sundry	150	949	14,233
Professional fees	875	4,117	219,319
Regulatory	-	149	13,234
Stock transfer services	60	20	5,995
Travel	-	-	9,099
Write off of developmental costs software	-	-	8,675

Net Loss For The Period	$31,260	$87,136	$1,360,714

Net Loss Per Share, basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	36,226,663	25,922,222

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	THREE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31,
	2007	2006	2007

Cash Provided By (Used In):
Operating Activities
Net loss for the period	$(31,260)	$(87,136)	$(1,360,714)
Items not involving cash:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	-	6,411	78,000
Shares issued to extend license agreement	-	30,000	293,000
Accretion of discount on convertible debentures	-	10,355	260,000
Changes in non-cash operating working capital:
Change in prepaid expenses	50	-	-
Change in accounts payable and accrued liabilities	29,312	40,036	600,242
	(1,898)	(334)	(120,797)

Investing Activity
Software development costs	-	-	(8,675)

Financing Activities
Issuance of common stock	-	-	75,000
Proceeds from loans payable	-	-	55,000
	-	-	130,000

Increase (Decrease) in Cash	(1,898)	(334)	528

Cash, Beginning of Period	2,426	1,700	-

Cash, End of Period	$528	$1,366	$528

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$44	$1,110
Income taxes paid	$-	$-	$-

Non-Cash Financing and Investing Activities (Note 7)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position and results of operations of Balsam Ventures Inc. (the “Company”) for the periods presented. The unaudited financial information should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the three- month period ended March 31, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF BUSINESS AND ABILITY TO CONTINUE OPERATIONS (Continued)

	c)	Going Concern (Continued)

Since inception, the Company has suffered recurring losses and net cash outflows from development stage activities. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded its activities through common stock issuances, related party and third party loans, and the support of creditors in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue development and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	LOANS PAYABLE

Loans payable consists of several loans granted from third party companies totaling $89,601. The loans are non-interesting bearing, unsecured and are due on demand.

4	CONVERTIBLE NOTES PAYABLE

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

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the three months ended March 31, 2006 was $10,355. The remaining discount on the convertible debentures as of December 31, 2006 was $Nil,

During the three months ended March 31, 2006, $6,411 of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective period.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

4	CONVERTIBLE NOTES PAYABLE (Continued)

At October 1, 2006, $260,000 of convertible notes payable were converted to common stock at $0.03 per common share and $78,000 of accrued interest payable on these convertible notes was settled by issuing common stock at $0.05 per common share.

5.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS – LICENSE AGREEMENT

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS – LICENSE AGREEMENT (continued)

The Technology and patents and trademarks of the Licensor included in the Technology remain the property of the Licensor subject to the terms of the License granted under the Agreement. However, the Company has a right of first refusal to acquire the intellectual property subject to the Agreement should the Licensor seek to dispose of the Technology during the Agreement. The Agreement supercedes all prior arrangements and agreements between the Company and the Licensor in respect of the Technology

During the three months ended March 31, 2007, the Company accrued royalty fees of $15,000. On April 19, 2007, the Company paid the $15,000 in royalty fees to the Licensor under the terms of the Agreement and Extension Agreement.

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

As at March 31, 2007, accounts payable includes $8,025 (December 31, 2006 - $7,636) due to a director and officer and $9,000 (December 31, 2006 - $9,000) due to a former director and officer.

7.	NON-CASH FINANCING AND INVESTING ACTIVITIES

During the year ended December 31, 2006, the Company reclassified a total of $34,601 from accounts payable to loans payable to better reflect the nature of the transactions.

During the year ended December 31, 2006, the Company issued 8,666,663 common shares, with a value of $260,000 on conversion of convertible notes payable

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	NON-CASH FINANCING AND INVESTING ACTIVITIES (Continued)

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

In October 2003, the Company settled $260,000 of accounts payable by the issue of convertible notes.

8.	SUBSEQUENT EVENTS

On April 19, 2007, a loan was granted from a third party company for $60,000. The loan bears interest at 8% and is due April 19, 2008.

On May 10, 2007, the Company approved an offering of 4,000,000 units at a price of $0.025 per unit, with each unit consisting of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.05 per share and expires two years from the date of issuance of the units.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the this Item 2 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended March 31, 2007 and changes in our financial condition from December 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant corporate developments since the completion of our fiscal year ended December 31, 2006:

1.

On April 19, 2007, we entered into a loan agreement with Black Pointe Holdings Inc. (“Black Pointe”), pursuant to which we borrowed $60,000 from Black Pointe. The loan extends for a period of one year, matures on April 19, 2008, and accrues interest at a rate of 8% per annum. The loan is unsecured.

2.

On May 10, 2007, our Board of Directors approved a private placement offering of up to 4,000,000 units (the “Units”) at a price of $0.025 per Unit under the terms of the verbal agreement we reached with BIG K.G. in 2003, with the exception that BIG K.G. will not receive a finders fee or commission in connection with this offering. Each Unit consists of a share of our common stock and a share purchase warrant, with each share purchase warrant entitling the holder thereof to purchase an additional share of our common stock at an issue price of $0.05 per share for a period of two years from the date of issuance. The offering will be made to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933. Although we have formally approved this offering, there are no assurances that we will complete the sale of any or all of the securities offered.

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

On May 10, 2007, we formally approved an offering of 4,000,000 units under the terms of our verbal agreement with BIG, for total expected proceeds of $100,000. However, BIG will not receive a finders fee or commission in connection with this offering. Although we have approved the above offering and our verbal agreement with BIG remains in place, there is a substantial doubt that we will complete the sale of the remaining 36,000,000 units originally agreed to. In addition, there is no assurance that we will complete the sale of any or all of the 4,000,000 securities formally offered by us.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended March 31
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(31,260)	(87,136)	(64.1)%
Net Income (Loss)	$(31,260)	$(87,136)	(64.1)%

Revenue

We did not earn any revenues during the three months ended March 31, 2007. We do not anticipate earning revenues until we are successful completing the development and commercialization of the Cool Can Technology, of which there is no assurance. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing necessary to develop this technology.

Expenses

Our expenses for the three months periods ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended March 31
			Percentage
	2007	2006	Increase / (Decrease)
Accretion of Discount on Convertible Notes	$-	$10,355	(100)%
Bank Charges and Interest	69	6,531	(98.9)%
Consulting Services	15,000	15,000	n/a
Foreign Exchange Loss	106	15	606.7%
License and Royalty Payments	15,000	50,000	(70.0)%

Office and Sundry	150	949	(84.2)%
Professional Fees	875	4,117	(78.7)%
Regulatory	-	149	(100)%
Stock Transfer Services	60	20	200%
Total Operating Expenses	$31,260	$87,136	(64.1)%

Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

Professional fees for the three months ended March 31, 2007 represented fees incurred in respect of legal and audit services provided in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

During the three months ended March 31, 2007, we were required to commence the minimum royalty payments of $5,000 per month (the “Minimum Royalty Payments”) under our license agreement dated November 30, 2003 (the “License Agreement”) with NorPac. On April 19, 2007, we paid $15,000 to NorPac representing the Minimum Royalty Payments for three months ended March 31, 2007. The license payment of $50,000 recorded during the three months ended March 31, 2006 represents the consideration paid to NorPac under the extension agreement dated January 14, 2006 (the “Extension Agreement”) between NorPac and Balsam. The consideration paid to NorPac consisted of $20,000 in cash and 500,000 shares of our common stock with a recorded value of $0.06 per share.

If we are able to proceed with our plan of operation for the next twelve months, of which there is no assurance, we expect that our overall expenses will increase significantly.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At March 31, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$528	$2,476	(78.7)%
Current Liabilities	(395,242)	(365,930)	8.0%
Working Capital (Deficit)	$(394,714)	$(363,454)	8.6%

Cash Flows
	Three Months Ended March 31
	2007	2006
Cash Flows From (Used In) Operating Activities	$(1,898)	$(334)
Cash Flows From (Used In) Investing Activities	-	-
Cash Flows From (Used In) Financing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(1,898)	$(334)

Our working capital deficit increased during the three months ended March 31, 2007 because of the fact that we had no sources of revenue during the period and the fact that our only financing during the period came from short term loans.

Financing Requirements

From inception to March 31, 2007, we have suffered cumulative losses in the amount of $1,360,714. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

We will require additional financing if we are not successful in earning revenues from the Cool Can Technology. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

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

On May 10, 2007, we formally approved an offering of 4,000,000 units under the terms of our verbal agreement with BIG, for total expected proceeds of $100,000. However, BIG will not receive a finders fee or commission in connection with this offering. Although we have approved the above offering and our verbal agreement with BIG remains in place, there is a substantial doubt that we will complete the sale of the remaining 36,000,000 units originally agreed to. In addition, there is no assurance that we will complete the sale of any or all of the 4,000,000 securities formally offered by us.

Since the completion of the three months ended March 31, 2007, we received a loan of $60,000 from Black Pointe Holdings Inc. The loan extends for a period of one year, matures on April 19, 2008, accrues interest at a rate of 8% per annum, and is unsecured. A portion of the proceeds of the loan were used to pay the Minimum Royalty Payment to NorPac pursuant to the License Agreement and Extension Agreement.

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

In applying the provisions of Emerging Issues Task Force Release No. 98-5 and 00-27, we recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the three months ended March 31, 2006 was $10,355. The remaining discount on the convertible debentures as of December 31, 2006 was $Nil.

During the three months ended March 31, 2006, $6,411 of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

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

Our plan of operation calls for significant expenses in connection with the development of the Cool Can Technology and the Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $460,000 to be spent over the next 12 months developing and marketing a prototype of the Cool Can product in order to accomplish our goals. As of March 31, 2007, we had cash of $528. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of the Cool Can Technology and Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have a limited operating history.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of March 31, 2007 we had a working capital deficit of $394,714. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS.

None.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                     OTHER INFORMATION.

None.

ITEM 6.                     EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Exclusive License Agreement dated November 30, 2003 with Cool Can Technologies, Inc.(2)

10.2	Extension Agreement dated January 14, 2006 with NorPac Technologies, Inc.(3)

10.3	Loan Agreement dated April 19, 2007 between Balsam Ventures, Inc. and Black Pointe Holdings Inc.(4)

10.4	Promissory Note executed by Balsam Ventures, Inc. dated as of April 19, 2007.(3)

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 19, 2006.
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 23, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

Date:	May 15, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)