Form 10QSB
period 2007-06-30
BALSAM VENTURES INC
filed 2007-08-14
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2007, the Registrant had 36,226,663 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)

(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	June 30,	December 31,
	2007	2006

ASSETS

Current
Cash	$163	$2,426
Prepaid expenses	-	50

	163	2,476

LIABILITIES

Current
Accounts payable and accrued liabilities	$314,696	$276,329
Loans payable (Note 3)	107,653	89,601
	422,349	365,930

Commitments And Contractual Obligations (Note 5)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock, par value with
$0.001 per share

Issued and outstanding:
36,226,663 common stock at June 30, 2007
36,226,663 common stock at December 31, 2006	36,227	36,227

Additional paid-in capital	929,773	929,773

Deficit Accumulated During The Development Stage	(1,388,186)	(1,329,454)
	(422,186)	(363,454)

	$163	$2,476

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30		JUNE 30
	2007	2006	2007	2006	2007

Expenses
Accretion of discount on
convertible notes (Note 4)	$-	$45,620	$-	$55,975	$260,000
Bank charges and interest	1,105	6,546	1,174	13,077	80,647
Consulting services	15,000	15,000	30,000	30,000	435,947
Domain registration	-	-	-	-	436
Foreign exchange loss	788	219	894	234	2,022
License and royalty payments	-	-	15,000	50,000	328,000
Office and sundry	615	308	765	1,257	14,848
Professional fees	8,651	13,818	9,526	17,935	227,970
Regulatory	1,238	1,193	1,238	1,342	14,472
Stock transfer services	75	140	135	160	6,070
Travel	-	-	-	-	9,099
Write off of developmental
costs software	-	-	-	-	8,675

Net Loss For The Period	$27,472	$82,844	$58,732	$169,980	$1,388,186

Net Loss Per Share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
and diluted

Weighted Average Number
of Shares Outstanding	36,226,663	26,000,000	36,226,663	25,961,326

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30,
	2007	2006	2007

Cash Provided By (Used In):
Operating Activities
Net loss for the period	$(58,732)	$(169,980)	$(1,388,186)
Items not involving cash:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	-	13,077	78,000
Shares issued to extend license agreement	-	30,000	293,000
Accretion of discount on convertible debentures	-	55,975	260,000
Changes in non-cash operating working capital:
Change in prepaid expenses	50	-	-
Change in accounts payable and accrued liabilities	38,367	69,208	609,297
Change in accrued interest payable	1,052		1,052
	(19,263)	(1,720)	(138,162)

Investing Activity
Software development costs	-	-	(8,675)

Financing Activities
Bank Indebtedness	-	20
Issuance of common stock	-	-	75,000
Proceeds from loans payable	17,000	-	72,000
	17,000	20	147,000

Increase (Decrease) in Cash	(2,263)	(1,700)	163

Cash, Beginning of Period	2,426	1,700	-

Cash, End of Period	$163	$-	$163

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$44	$1,110
Income taxes paid	$-	$-	$-

Non-Cash Financing and Investing Activities (Note 7)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position and results of operations of Balsam Ventures Inc. (the “Company”) for the periods presented. The unaudited financial information should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

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

BALSAM VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
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

During the six months ended June 30, 2007, a loan was granted from a third party company for $60,000. The loan bears interest at 8% per annum, compounded annually, and is due April 19, 2008.

The remaining loans payable consists of several loans granted from a third party company totaling $46,601. The loans are non-interesting bearing, unsecured and are due on demand.

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

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the three months ended June 30, 2006 was $45,620. The remaining discount on the convertible debentures as of December 31, 2006 was $Nil,

During the three months ended June 30, 2006, $6,482 of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective period.

BALSAM VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
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

BALSAM VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS – LICENSE AGREEMENT (continued)

The Technology and patents and trademarks of the Licensor included in the Technology remain the property of the Licensor subject to the terms of the License granted under the Agreement. However, the Company has a right of first refusal to acquire the intellectual property subject to the Agreement should the Licensor seek to dispose of the Technology during the Agreement. The Agreement supercedes all prior arrangements and agreements between the Company and the Licensor in respect of the Technology

During the three months ended June 30, 2007 and 2006, the Company paid royalty fees of $0 and $0, respectively. During the six months ended June 30, 2007 and 2006, the Company paid royalty fees of $15,000 and 50,000, respectively. The Company suspended royalty payments effective April 1, 2007 due to non-compliance under the terms of the Agreement.

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

As at June 30, 2007, accounts payable includes $8,376 (December 31, 2006 - $7,636) due to a director and officer and $9,000 (December 31, 2006 - $9,000) due to a former director and officer.

7.	NON-CASH FINANCING AND INVESTING ACTIVITIES

During the year ended December 31, 2006, the Company reclassified a total of $34,601 from accounts payable to loans payable to better reflect the nature of the transactions.

During the year ended December 31, 2006, the Company issued 8,666,663 common shares, with a value of $260,000 on conversion of convertible notes payable

BALSAM VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
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

INTRODUCTION

We are in the business of developing and marketing a patented, unique, proprietary technology for self-chilling beverage containers (the “Cool Can Technology”) that we have licensed from NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.) (“NorPac”). Our license from NorPac allows us to sublicense and manufacture self-chilling beverage containers based upon the Cool Can Technology. Our business plan is to develop and commercialize the Cool Can Technology within those regions to which we have obtained an exclusive license from NorPac, being those countries comprising the European Union and the People’s Republic of China (the “Exclusive Region”). However, there is no assurance that we will be able to do so. In addition, it has come to our attention that NorPac may have breached their duty to properly maintain their intellectual property rights to the Cool Can Technology within the Exclusive Region as required under the terms of our license agreement. As a result, effective April 1, 2007, we have suspended payment of the minimum royalty amounts required under the license agreement. We are currently in the process of investigating the status of NorPac’s intellectual property rights to the Cool Can Technology. (See “Plan of Operation,” below.)

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six month period ended June 30, 2007 and changes in our financial condition from December 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant corporate developments since March 31, 2007, the date of our last Quarterly Report:

1.

On April 19, 2007, we entered into a loan agreement with Black Pointe Holdings Inc. (“Black Pointe”), pursuant to which we borrowed $60,000 from Black Pointe. The loan extends for a period of one year, matures on April 19, 2008, and accrues interest at a rate of 8% per annum. The loan is unsecured.

2.

On May 10, 2007, our Board of Directors approved a private placement offering of up to 4,000,000 units (the “Units”) at a price of $0.025 per Unit under the terms of the verbal agreement we reached with BIG K.G. in 2003, with the exception that BIG K.G. will not receive a finders fee or commission in connection with this offering. Each Unit consists of a share of our common stock and a share purchase warrant, with each share purchase warrant entitling the holder thereof to purchase an additional share of our common stock at an issue price of $0.05 per share for a period of two years from the date of issuance. The offering will be made to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933. Although we have formally approved this offering, as of the date of filing of this Quarterly Report, we had not yet completed the sale of any of the securities offered, and there are no assurances that we will be able to complete the sale of any or all of the securities offered.

PLAN OF OPERATION

Readers are notified that it has come to our attention that NorPac may have breached their duty to properly maintain their intellectual property rights to the Cool Can Technology within the Exclusive Region as required under the terms of our license agreement. Effective April 1, 2007, we suspended payment of the minimum royalty amounts called for under the license agreement and we are currently in the process of investigating the status of NorPac’s intellectual property rights to the Cool Can Technology. If NorPac’s intellectual property rights in the Exclusive Region are intact, we intend to proceed with our plan of operation as outlined below. If NorPac’s intellectual property rights are not intact, we will re-evaluate our business options and may decide not to proceed with the above plan of operation.

Our plan of operation for the next twelve months involves the following:

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

On May 10, 2007, we formally approved an offering of 4,000,000 units under the terms of our verbal agreement with BIG, for total expected proceeds of $100,000. However, BIG will not receive a finders fee or commission in connection with this offering. Although we have approved the above offering and our verbal agreement with BIG remains in place, there is a substantial doubt that we will complete the sale of the remaining 36,000,000 units originally agreed to. In addition, as of the date of filing of this Quarterly Report, we had not completed the sale of any of the 4,000,000 units formally offered by us, and there is no assurance that we will complete the sale of any or all of the securities offered.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$Nil	$Nil	n/a	$Nil	$Nil	n/a

Expenses	(27,472)	(82,844)	(66.8)%	(58,732)	(169,980)	(65.4)%

Net Income (Loss)	$(27,472)	$(82,844)	(66.8)%	$(58,732)	$(169,980)	(65.4)%

Revenue

We did not earn any revenues during the six months ended June 30, 2007. We do not anticipate earning revenues until we are successful completing the development and commercialization of the Cool Can Technology, of which there is no assurance. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from the Cool Can Technology even if we achieve the financing necessary to develop this technology.

Expenses

Our expenses for the quarterly periods ended June 30, 2007 and 2006 consisted of the following:

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2007	2006	Inc. / (Dec.)	2007	2006	Inc. / (Dec.)
Accretion of Discount on	$Nil	$45,620	n/a	$Nil	$55,975	n/a
Convertible Notes
Bank Charges and Interest	1,105	6,546	(83.1)%	1,174	13,077	(91.0)%
Consulting Services	15,000	15,000	n/a	30,000	30,000	n/a
Foreign Exchange Loss	788	219	259.8%	894	234	282.1%
License and Royalty	-	-	n/a	15,000	50,000	(70.0)%
Payments
Office and Sundry	615	308	99.7%	765	1,257	(39.1)%
Professional Fees	8,651	13,818	(37.4)%	9,526	17,935	(46.9)%
Regulatory	1,238	1,193	3.8%	1,238	1,342	(7.7)%
Stock Transfer Services	75	140	(46.4)%	135	160	(15.6)%
Total Operating Expenses	$27,472	$82,844	(66.8)%	$58,732	$169,980	(65.4)%

Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

Professional fees for the six months ended June 30, 2007 represented fees incurred in respect of legal and audit services provided in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

During the three months ended June 30, 2007 we did not accrue any amounts in respect of the minimum royalty payments payable to NorPac under the terms of our license agreement with them. We have suspended our royalty payments to Norpac, effective April 1, 2007 until such time as we are satisfied that their intellectual property rights to the Cool Can Technology remains intact within the Exclusive Region.

If we are able to proceed with our plan of operation for the next twelve months, of which there is no assurance, we expect that our overall expenses will increase significantly.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At June 30, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$163	$2,476	(93.4)%
Current Liabilities	(422,349)	(365,930)	15.4%
Working Capital (Deficit)	$(422,186)	$(363,454)	16.2%

Cash Flows
	Six Months Ended June 30
	2007	2006
Cash Flows From (Used In) Operating Activities	$(19,263)	$(1,720)
Cash Flows From (Used In) Investing Activities	-	-
Cash Flows From (Used In) Financing Activities	17,000	20
Net Increase (Decrease) In Cash During Period	$(2,263)	$(1,700)

Our working capital deficit increased during the six months ended June 30, 2007 because of the fact that we had no sources of revenue during the period and the fact that our only financing during the period came from short term loans.

Financing Requirements

From inception to June 30, 2007, we have suffered cumulative losses in the amount of $1,388,186. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

On May 10, 2007, we formally approved an offering of 4,000,000 units under the terms of our verbal agreement with BIG, for total expected proceeds of $100,000. However, BIG will not receive a finders fee or commission in connection with this offering. Although we have approved the above offering and our verbal agreement with BIG remains in place, there is a substantial doubt that we will complete the sale of the remaining 36,000,000 units originally agreed to. In addition, as of the date of filing of this Quarterly Report, we had not yet completed the sale of any of the 4,000,000 units formally offered by us, and there is no assurance that we will complete the sale of any or all of the securities offered.

On April 19, 2007, we received a loan of $60,000 from Black Pointe Holdings Inc. The loan extends for a period of one year, matures on April 19, 2008, accrues interest at a rate of 8% per annum, and is unsecured.

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

In applying the provisions of Emerging Issues Task Force Release No. 98-5 and 00-27, we recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the six months ended June 30, 2006 was $45,620. The remaining discount on the convertible debentures as of December 31, 2006 was $Nil.

During the six months ended June 30, 2006, $6,482 of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

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

It has come to our attention that NorPac may have breached their duty to properly maintain their intellectual property rights to the Cool Can Technology within the Exclusive Region as required under the terms of our license agreement.

Ownership of the intellectual property rights to the Cool Can Technology resides with NorPac, who has licensed exclusivity to make, use and sell products based on such patent applications to us in consideration of license fees and royalties payable to NorPac. We are relying on the patent applications of NorPac to protect the Cool Can Technology and products based on that technology from competition.

It has come to our attention that the intellectual property rights to the Cool Can Technology may no longer be in good standing in the Exclusive Region covered by our licensing agreement. Without patent protection we would be vulnerable to competition from third parties who could develop competing products through reverse engineering. Also, without the patent protection, competitors may independently develop substantially equivalent technology or otherwise gain access to our trade secrets, know-how or other proprietary information.

Effective April 1, 2007, we suspended payment of the minimum royalty amounts called for under the license agreement and we are currently in the process of investigating the status of NorPac’s intellectual property rights to the Cool Can Technology. If NorPac’s intellectual property rights in the Exclusive Region are intact, we intend to proceed with our plan of operation as outlined above. However, if NorPac’s intellectual property rights are not intact, we may not be able to proceed with our current plan of operation. If this occurs, we will re-evaluate our business options. We have not yet identified any alternative business options and there are no assurances that we will be able to develop a satisfactory business alternative to our current business plan.

We require additional financing to continue our plan of operation.

Our plan of operation calls for significant expenses in connection with the development of the Cool Can Technology and the Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $460,000 to be spent over the next 12 months developing and marketing a prototype of the Cool Can product in order to accomplish our goals. As of June 30, 2007, we had cash of $163. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of the Cool Can Technology and Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have a limited operating history.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of June 30, 2007 we had a working capital deficit of $422,186. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BALSAM VENTURES, INC.

Date: August 14, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)