Form 10QSB
period 2007-09-30
BALSAM VENTURES INC
filed 2007-11-19
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2007

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 5, 2007, the Registrant had 36,226,663 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30,
2007

ASSETS

Current Assets
Cash	$147
Deferred tax asset, less valuation allowance of $479,297	-

Total Assets	$147

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$312,895
Accounts payable and accrued liabilities –related parties (Note 7)	17,088
Loans payable (Note 4 and 7)	113,863

Total Current Liabilities	443,846

Commitments and Contractual Obligations (Note 6)

Stockholders’ Deficiency
Common Stock (Note 8)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
36,226,663 common shares	36,227
Additional paid-in capital	929,773
Deficit accumulated during the development stage	(1,409,699)

Total Stockholders’ Deficiency	(443,699)

Total Liabilities and Stockholders’ Deficiency	$147

The accompanying notes are an integral part of these consolidated financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					AMOUNTS
					FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	ENDED	ENDED	1999) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006	2007	2006	2007

EXPENSES

Accretion of discount on
convertible notes (Note 5)	$-	$200,985	$-	$256,960	$260,000
Bank charges and interest	1,262	6,643	2,436	19,720	81,909
Consulting services	15,000	15,000	45,000	45,000	450,947
Domain registration	-	-	-	-	436
Foreign exchange loss	913	38	1,807	272	2,935
License and royalty payments	-	-	15,000	50,000	328,000
Office and sundry	436	724	1,201	1,981	15,284
Professional fees	3,217	5,582	12,743	23,517	231,187
Regulatory	660	552	1,898	1,894	15,132
Stock transfer services	25	25	160	185	6,095
Travel	-	-	-	-	9,099
Write-off of developmental
costs software	-	-	-	-	8,675

LOSS BEFORE INCOME TAXES	21,513	229,549	80,245	399,529	1,409,699

Provision for income taxes	-	-	-	-	-

NET LOSS	$21,513	$229,549	$80,245	$399,529	$1,406,699

BASIC AND DILUTED NET
LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	36,226,663	26,000,000	36,226,663	25,976,190

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(80,245)	$(399,529)	$(1,409,699)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of software development costs		-	8,675
Interest accrued on convertible notes payable	-	19,446	78,000
Shares issued to extend license agreement	-	30,000	293,000
Accretion of discount on convertible debentures	-	256,960	260,000
Changes in non-cash working capital items:
Decrease in prepaid expenses	50	-	-
Increase in accounts payable and accrued liabilities	53,588	91,848	607,496
Increase in accounts payable and accrued liabilities–related parties	66	16	17,088
Increase in accrued interest payable	2,262	-	2,262

Net cash used in operating activities	(24,279)	(1,259)	(143,178)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	-	(8,675)

Net cash used in investing activities	-	-	(8,675)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	-	75,000
Proceeds from loans payable	22,000	-	77,000

Net cash provided by financing activities	22,000	-	152,000

NET INCREASE (DECREASE) IN CASH	(2,279)	(1,259)	147

CASH, BEGINNING OF PERIOD	2,426	1,700	-

CASH, END OF PERIOD	$147	441	$147

Supplemental Disclosure with respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Balsam Ventures, Inc. (the “Company”) was incorporated on August 17, 1999 in the State of Nevada. The Company was in the business of developing and marketing a patented, proprietary technology for self-chilling beverage containers (the “Cool Can Technology”) that it had licensed in 2004. Subsequent to September 30, 2007, the Company was advised that the patents for the Cool Can Technology had expired. The Company has advised the Licensor that it intends to terminate the Agreement and is currently negotiating with the Licensor to settle its rights under the Agreement ( see Note 5).

The Company is considered to be in the development stage. The accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has not yet generated any revenue from operations.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2007 and for all periods presented, have been included. Interim results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

2.	GOING CONCERN

These financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,406,699 for the period from inception (August 17, 1999) to September 30, 2007, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in U.S. dollars. The significant accounting policies adopted by the Company are as follows:

(a) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(b) Foreign currency translation

The functional currency of the Company is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

(c) Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At September 30, 2007, the Company had no cash equivalents.

(d) Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e) Fair value of financial instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related parties and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

(f) Convertible notes payable

The Company accounts for convertible notes payable in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Release No. 98-5 and 00-27, whereby, any embedded beneficial conversion features present in convertible securities are valued separately at issuance. The embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible

In circumstances where the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.

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

(g) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h) Development stage

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

(i) Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(j) Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.

The Company does not expect that the adoption of this new accounting pronouncement will have a significant effect on its financial statements.

(k) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

4.	LOANS PAYABLE

During the nine months ended September 30, 2007, a loan was granted from a third party company for $60,000. The loan bears interest at 8% per annum, compounded annually, and is due April 19, 2008. Interest expense accrued for the three and nine months ended September 30, 2007 totalled $1,210 and $2,262, respectively.

During the year ended December 31, 2006, a series of loans totalling $43,000 were granted from two third party companies The loans were non-interest bearing, unsecured and due on demand. During the nine months ended September 30, 2007, the loans were repaid in full.

5.	CONVERTIBLE NOTES PAYABLE

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

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the three and nine months ended September 30, 2006 was $200,985 and $256,960, respectively.

During the three and nine months ended September 30, 2006, $6,553 and $19,446, respectively, of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective period.

At October 1, 2006, $260,000 of convertible notes payable were converted to common stock at $0.03 per common share and $78,000 of accrued interest payable on these convertible notes was settled by issuing common stock at $0.05 per common share.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	LICENSE AGREEMENT

Pursuant to an exclusive license agreement (the “Agreement”) with NorPac Technologies, Inc (formerly Cool Can Technologies, Inc.) (the “Licensor”), dated November 30, 2003, the Company acquired the exclusive right and license (the “License”), for a period of 40 years, to use, commercialize and exploit the Licensor’s proprietary trademarks, patents, process information, technical information, designs and drawings associated with the Licensor’s self-chilling beverage containers technology (the “Cool Can Technology”), including the right to manufacture, use and sell apparatus and products embodying the Technology within the countries comprising the European Union and the People’s Republic of China. The Company also has the right to sub-license the right to manufacture, use and sell products embodying the Cool Can Technology.

In consideration for the Agreement, the Company agreed to:

	a)	issue 5,000,000 restricted shares of its common stock (issued in 2004);

	b)	pay royalties on the following basis:

		i)	a sales royalty equal to 2% of gross profits from sales of all apparatus and/or commercial goods or products incorporating the Cool Can Technology;

		ii)	a license royalty equal to 5% of revenues received from sub-licensing the Cool Can Technology, and;

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

The Cool Can Technology and patents and trademarks of the Licensor included in the Cool Can Technology remain the property of the Licensor subject to the terms of the License granted under the Agreement. However, the Company has a right of first refusal to acquire the intellectual property subject to the Agreement should the Licensor seek to dispose of the Cool Can Technology during the Agreement. The Agreement supercedes all prior arrangements and agreements between the Company and the Licensor in respect of the Cool Can Technology.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	LICENSE AGREEMENT (continued)

During the three months ended September 30, 2007 and 2006, the Company paid royalty fees of $0 and $0, respectively. During the nine months ended September 30, 2007 and 2006, the Company paid royalty fees of $15,000 and $50,000, respectively. In June 2007, the Licensor notified the Company that its intellectual property rights to the Cool Can Technology had possibly expired. As a result, the Company suspended the minimum royalty payments required under the Agreement effective April 1, 2007. Subsequent to September 30, 2007, the Company was advised that the patents for the Cool Can Technology had expired. The Company has advised the Licensor that it intends to terminate the Agreement and is currently negotiating with the Licensor to settle its rights under the Agreement.

7.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At September 30, 2007, included in accounts payable and accrued liabilities –related parties is $8,088 owed to a director and officer and $9,000 owed to a former director and officer.

Loans payable

During the period ended December 31, 2006, a series of loans totalling $46,601 were granted from a third party company who is now a shareholder. During the nine months ended September 30, 2007, an additional $5,000 was granted. The loans are non-interest bearing, unsecured and due on demand.

8.	COMMON STOCK

The Company’s articles of incorporation allow it to issue up to 100,000,000 shares of common stock, par value $0.001. Effective April 3, 2002 the Company effected a stock split of its common stock by issuing two new shares for every one old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

On August 17, 1999, the Company issued 10,000,000 shares of its common stock at $0.0005 per share in a private placement transaction.

On October 29, 1999, the Company issued 10,000,000 shares of its common stock at $0.005 per share in a private placement transaction.

On December 24, 1999, the Company issued 200,000 shares of its common stock at $0.10 per share in a private placement transaction.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMON STOCK (continued)

On September 2, 2002, the Company issued 300,000 shares of its common stock with a value of $63,000 to initiate and extend the arrangement for a chilling beverage container technology.

On November 30, 2003, the Company issued 5,000,000 shares of its common stock with a value of $200,000, as consideration for a license.

On January 14, 2006, the Company issued 500,000 shares of its common stock with a value of with a value of $30,000, as consideration for the extension of a license.

On October 1, 2006, the Company issued 8,666,663 common shares, with a value of $260,000 on conversion of convertible notes payable

On October 1, 2006, the Company issued 1,560,000 common shares, with a value of $78,000 for settlement of accrued interest payable on $260,000 convertible notes payable.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

CUMULATIVE
AMOUNTS
FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006	2007

Cash paid for:
Interest	$-	$44	$1,110
Income taxes	$-	$-	$-

During the nine months ended September 30, 2006, the Company issued 500,000 common shares, with a value of $30,000, as consideration for the extension of a license.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our," and “Balsam” mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

We were incorporated on August 17, 1999 under the laws of the State of Nevada.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended September 30, 2007 and changes in our financial condition from December 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

PLAN OF OPERATION

Until recently, we were in the business of developing and marketing a patented, unique, proprietary technology for self-chilling beverage containers (the “Cool Can Technology”) that we licensed from NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.) (“NorPac”). However, it has come to our attention that NorPac’s patents for the Cool Can Technology have expired. As a result, our management has decided to abandon the development of the Cool Can Technology. We are currently negotiating with NorPac to settle our rights under the terms of our license agreement with NorPac. We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities.

As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, we currently have a working capital deficit of $443,699 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity. Currently, we do not have any financial arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$Nil	$Nil	n/a	$Nil	$Nil	n/a

Expenses	(21,513)	(229,549)	(90.6)%	(80,245)	(399,529)	(79.9)%

Net Income (Loss)	$(21,513)	$(229,549)	(90.6)%	$(80,245)	$(399,529)	(79.9)%

Revenue

We did not earn any revenues during the nine months ended September 30, 2007 and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations.

Expenses

Our expenses for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2007	2006	Inc. / (Dec.)	2007	2006	Inc. / (Dec.)
Accretion of Discount on Convertible Notes	$Nil	$200,985	(100)%	$Nil	$256,960	(100)%
Bank Charges and Interest	1,262	6,643	(81.0)%	2,436	19,720	(87.6)%
Consulting Services	15,000	15,000	n/a	45,000	45,000	n/a
Foreign Exchange Loss	913	38	2,302.6%	1,807	272	564.3%
License and Royalty Payments	Nil	Nil	n/a	15,000	50,000	(70.0)%
Office and Sundry	436	724	(39.8)%	1,201	1,981	(39.4)%
Professional Fees	3,217	5,582	(42.4)%	12,743	23,517	(45.8)%
Regulatory	660	552	19.6%	1,898	1,894	0.2%
Stock Transfer Services	25	25	n/a	160	185	(13.5)%
Total Operating Expenses	$21,513	$229,549	(90.6)%	$80,245	$399,529	(79.9)%

Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

Professional fees for the nine months ended September 30, 2007 represented fees incurred in respect of legal and audit services provided in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

During the three months ended September 30, 2007 we did not accrue any amounts in respect of the minimum royalty payments payable to NorPac under the terms of our license agreement with them. We have suspended our royalty payments to NorPac, effective April 1, 2007 as NorPac’s patents for the Cool Can Technology have expired.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At September 30, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$147	$2,476	(94.1)%
Current Liabilities	(443,846)	(365,930)	21.3%
Working Capital (Deficit)	$(443,699)	$(363,454)	22.1%

Cash Flows
	Nine Months Ended September 30
	2007	2006
Cash Flows From (Used In) Operating Activities	$(24,279)	$(1,259)
Cash Flows From (Used In) Investing Activities	Nil	Nil
Cash Flows From (Used In) Financing Activities	22,000	Nil
Net Increase (Decrease) In Cash During Period	$(2,279)	$(1,259)

Our working capital deficit increased during the nine months ended September 30, 2007 because of the fact that we had no sources of revenue during the period and the fact that our only financing during the period came from short term loans totaling $65,000. Of the loans received, $60,000 bears interest at a rate of 8% per annum, compounded annually, and is due on April 28, 2008. $5,000 is non-interest bearing and due on demand.

Financing Requirements

From inception to September 30, 2007, we have suffered cumulative losses in the amount of $1,406,699. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

On May 10, 2007, we formally approved an offering of 4,000,000 units under the terms of our verbal agreement with BIG, for total expected proceeds of $100,000. However, BIG will not receive a finder’s fee or commission in connection with this offering. As of the date of filing of this Quarterly Report, we had not yet completed the sale of any units under our agreement with BIG. As disclosed above, we are no longer pursuing the development of the Cool Can Technology. As a result, although our agreement with BIG remains in place, and the formal offering of the above securities remains outstanding, there is a substantial doubt that we will be able to complete the sale of any of the securities offered.

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

Foreign Currency Translation

Our functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

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

In applying the provisions of Emerging Issues Task Force Release No. 98-5 and 00-27, we recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the three and nine months ended September 30, 2006 was $200,985 and $256,960, respectively. The remaining discount on the convertible debentures as of December 31, 2006 was $Nil.

During the three and nine months ended September 30, 2006, $6,553 and $19,846, respectively, of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

RISKS AND UNCERTAINTIES

We Do Not Have Any Business Operations Or Any Significant Assets. We Have Not Identified Any Alternative Business Opportunities. Our Plan Of Operation For The Next Twelve Months Will Consist Solely Of Seeking Suitable Business Opportunities.

We are in the process of reorganizing our business and are seeking alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

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

Since our inception, we have suffered recurring losses and net cash out flows from our activities. To date, we have funded our activities through issuances of our common stock, related party loans and the support of creditors. There are no assurances that we will be able to obtain financing sufficient to support our ongoing activities. As a result, Telford Sadovnick, PLLC, our former independent auditors, expressed a substantial doubt about our ability to continue as a going concern in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BALSAM VENTURES, INC.

Date:	November 18, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)