Form 10-K
period 2007-12-31
BALSAM VENTURES INC
filed 2008-04-14
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-32011

BALSAM VENTURES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	52-2219056
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1480 Gulf Road, Suite 204
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

(360) 306-0230
Issuer's telephone number

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,092,024 based on a price of $0.095, being the average bid and asked price for the registrant’s common stock as quoted on the OTC Bulletin Board on
June 29, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 25, 2008, the registrant had 36,226,663 shares of common stock outstanding.

BALSAM VENTURES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

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

ITEM 1.               BUSINESS.

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

ITEM 1A.            RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation

We Do Not Have Any Business Operations Or Any Significant Assets. We Have Not Identified Any Alternative Business Opportunities. Our Plan Of Operation For The Next Twelve Months Will Consist Solely Of Seeking Suitable Business Opportunities.

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

Our ability to continue as a going concern is dependent upon our ability to obtain alternative business opportunities and financing, restructure our debt, and reduce our costs. We are currently in the process of identifying business opportunities, sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Our inability to obtain business opportunities, additional financing, restructure our indebtedness, or reduce our costs would have a material adverse effect on our financial condition, results of operations and ability to satisfy our obligations, and may result in our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. Further, our inability to obtain additional financing or restructure our indebtedness, or our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in our stockholders losing all or a material portion of their investment in our securities.

We have yet to earn revenues, and, because our ability to sustain new operations is dependent on our ability to raise financing, our accountants have expressed a substantial doubt about our ability to continue as a going concern.

Since our inception, we have suffered recurring losses and net cash out flows from our activities. To date, we have funded our activities through issuances of our common stock, related party loans and the support of creditors. There are no assurances that we will be able to obtain financing sufficient to support our ongoing activities. As a result, Davidson & Company LLP, Chartered Accountants, our independent auditors, expressed a substantial doubt about our ability to continue as a going concern in the audited financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 2.               PROPERTIES.

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

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares are quoted on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “BLSV”. The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	2007		2006
	High	Low	High	Low

First Quarter ended March 31	$ 0.09	$ 0.07	$ 0.180	$ 0.060
Second Quarter ended June 30	$ 0.06	$ 0.06	$ 0.180	$ 0.100
Third Quarter ended September 30	$ 0.06	$ 0.05	$ 0.120	$ 0.060
Fourth Quarter ended December 31	$ 0.06	$ 0.05	$ 0.100	$ 0.070

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of March 25, 2008, there were 17 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, we currently have a working capital deficit of $475,523 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity. Currently, we do not have any financial arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Summary of Year End Results
		Year Ended December 31
	2007	2006	Percentage
			Increase / (Decrease)
Revenue	$ nil	$ nil	n/a
Expenses	(112,069)	(419,165)	(73.3)%
Net Income (Loss)	$(112,069)	$(419,165)	(73.3)%

Revenues

We did not earn any revenues during the fiscal year ended December 31, 2007 and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations.

Expenses

The major components of our expenses for the year are outlined in the table below:

		Year Ended December 31
	2007	2006	Percentage
			Increase / (Decrease)
Accretion of discount on convertible notes	$-	$256,960	(100)%
Bank charges and interest	3,633	19,781	(81.6)%
Consulting Services	60,000	60,000	n/a
Foreign exchange (gain) loss	1,823	(67)	2,820.9%
License and royalty payments	15,000	50,000	(70.0)%
Office and Sundry	1,083	2,137	(49.3)%
Professional fees	27,747	27,553	0.7%
Regulatory	2,598	2,231	16.5%
Stock transfer services	185	570	(67.5)%
Total Expenses	$112,069	$419,165	(73.3)%

Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

Professional fees for the year ended December 31, 2007 represented fees incurred in respect of legal and audit services provided in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

During the year ended December 31, 2007, we suspended our royalty payments to NorPac, effective April 1, 2007 as NorPac’s patents for the Cool Can Technology have expired. As a result, our expenses relating to the license and royalty payments decreased during the year ended December 31, 2007 as compared to the year ended December 31, 2006.

During the year ended December 31, 2006, we recorded an expense of $256,960, relating to the accretion of the discount on certain convertible notes issued by us in 2003. See “Critical Accounting Policies: Convertible Notes payable”. The principal and interest on these convertible notes was converted into an aggregate of 10,226,663 shares of our common stock in October, 2006.

Bank charges and interest decreased during the year ended December 31, 2007 due to the fact that we incurred $19,446 of interest expenses in respect of the convertible notes during the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended December 31
	2007	2006
Net Cash from (used in) Operating Activities	$(28,361)	$(54,274)
Net Cash from Investing Activities	-	-
Net Cash from Financing Activities	26,100	55,000
Net Increase in Cash During Period	$(2,261)	$726

Working Capital
			Percentage
	At December 31, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$165	$2,476	(93.3)%
Current Liabilities	(475,688)	(365,930)	30.0%
Working Capital Deficit	$(475,523)	$(363,454)	30.8%

Our working capital deficit increased during the year ended December 31, 2007 because of the fact that we had no sources of revenue during the year and the fact that our only source of financing during the period came from two loans from an unrelated third party company of $60,000 and $4,100. The $60,000 loan bears interest at a rate of 8% per annum, compounded annually and is due on April 19, 2008. The $4,100 loan bears interest at a rate of 10% per annum, compounded annually and is due on demand.

During our fiscal year ended December 31, 2007, we received a loan from a shareholder for $5,000. The loan is non-interest bearing, unsecured and due on demand. Subsequent to our fiscal year ended December 31, 2007, we received two loans from the same shareholder totaling $2,500. This loans bear interest at a rate of 10%, compounded annually and are due on demand.

Financing Requirements

From inception to December 31, 2007, we have suffered cumulative losses in the amount of $1,441,523. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

On May 10, 2007, we formally approved an offering of 4,000,000 units under the terms of our verbal agreement with BIG, for total expected proceeds of $100,000. However, BIG will not receive a finder’s fee or commission in connection with this offering. As of the date of filing of this Annual Report, we had not yet completed the sale of any units under our agreement with BIG. As disclosed above, we are no longer pursuing the development of the Cool Can Technology. As a result, although our agreement with BIG remains in place, and the formal offering of the above securities remains outstanding, there is a substantial doubt that we will be able to complete the sale of any of the securities offered.

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

In applying the provisions of Emerging Issues Task Force Release No. 98-5 and 00-27, we recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the three and nine months ended December 31, 2006 was $256,960.

During the year ended December 31, 2006, $19,446 of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective periods.

At October 1, 2006, $260,000 of convertible notes payable were converted to common stock at $0.03 per common share and $78,000 of accrued interest payable on these convertible notes was settled by issuing common stock at $0.05 per common share.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (Davidson & Company LLP, Chartered Accountants);

2.	Report of Independent Registered Public Accounting Firm (Telford & Sadovnick, P.L.L.C., Certified Public Accountant);

3.	Balance Sheets as at December 31, 2007 and December 31, 2006;

4.	Statements of Operations for the years ended December 31, 2007, December 31, 2006, and for the period from inception on August 17, 1999 to December 31, 2007;

5.	Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006, and for the period from inception on August 17, 1999 to December 31, 2007;

6.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on August 17, 1999 to December 31, 2007; and

7.	Notes to Financial Statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006
(Stated in U.S. Dollars)

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Balsam Ventures Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Balsam Ventures Inc. (A Development Stage Company) as at December 31, 2007 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended and for the period from inception on August 17, 1999 to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as at December 31, 2006 were audited by other auditors whose report dated March 14, 2007, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and the results of its operations and its cash flows for the year then ended and for the period from inception on August 17, 1999 to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal assets, is dependent upon financing to continue operations, has suffered recurring losses from operations and has working capital deficit as of December 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants
April 2, 2008

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Balsam Ventures, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Balsam Ventures, Inc. (the Company) as at December 31, 2006, the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended and the related statements of operations, cash flows and stockholders’ equity for the period from August 17, 1999 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balsam Ventures, Inc. as at December 31, 2006 and the results of its operations and its cash flows for the year then ended and the results of its operations and its cash flows for the period from August 17, 1999 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.

TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
March 14, 2007

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31,	DECEMBER 31,
	2007	2006

ASSETS

Current Assets
Cash	$165	$2,426
Prepaid expenses	-	50
Deferred tax asset, less valuation allowance of $490,117 (2006 -$452,014 ) (Note 4)	-	-

Total Assets	$165	$2,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$83,699	$259,307
Accounts payable and accrued liabilities –related parties (Note 7)	272,870	17,022
Loans payable (Note 5 and 7)	119,119	89,601

Total Current Liabilities	475,688	365,930

Commitments and Contractual Obligations (Note 9)

Stockholders’ Deficiency
Common Stock (Note 8)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
December 31, 2007 -36,226,663 common shares
December 31, 2006 -36,226,663 common shares	36,227	36,227
Additional paid-in capital	929,773	929,773
Deficit accumulated during the development stage	(1,441,523)	(1,329,454)

Total Stockholders’ Deficiency	(475,523)	(363,454)

Total Liabilities and Stockholders’ Deficiency	$165	$2,476

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
			INCEPTION
	YEAR	YEAR	(AUGUST 17,
	ENDED	ENDED	1999) TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2007	2006	2007

EXPENSES

Accretion of discount on convertible notes (Note 6)	$-	$256,960	$260,000
Bank charges and interest	3,633	19,781	83,106
Consulting services	60,000	60,000	465,947
Domain registration	-	-	436
Foreign exchange loss (gain)	1,823	(67)	2,951
License and royalty payments	15,000	50,000	328,000
Office and sundry	1,083	2,137	15,166
Professional fees	27,747	27,553	246,191
Regulatory	2,598	2,231	15,832
Stock transfer services	185	570	6,120
Travel	-	-	9,099
Write-off of developmental costs software	-	-	8,675

	112,069	419,165	1,441,523

Provision for income taxes	-	-	-

NET LOSS	$112,069	$419,165	$1,441,523

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	36,226,663	28,559,871

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

..
			CUMULATIVE
			AMOUNTS
			FROM
			INCEPTION
	YEAR	YEAR	(AUGUST 17,
	ENDED	ENDED	1999) TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(112,069)	$(419,165)	$(1,441,523)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of software development costs		-	8,675
Interest accrued on convertible notes payable	-	19,446	78,000
Shares issued to extend license agreement	-	30,000	293,000
Accretion of discount on convertible debentures	-	256,960	260,000
Changes in non-cash working capital items:
Decrease (increase) in prepaid expenses	50	(50)	-
Increase in accounts payable and accrued liabilities	19,392	58,535	573,300
Increase in accounts payable and accrued liabilities–related parties	60,848	-	77,870
Increase in accrued interest payable	3,418	-	3,418

Net cash used in operating activities	(28,361)	(54,274)	(147,260)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	-	(8,675)

Net cash used in investing activities	-	-	(8,675)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	-	75,000
Proceeds from loans payable, net of repayments	26,100	55,000	81,100

Net cash provided by financing activities	26,100	55,000	156,100

NET INCREASE (DECREASE) IN CASH	(2,261)	726	165

CASH, BEGINNING OF PERIOD	2,426	1,700	-

CASH, END OF PERIOD	$165	$2,426	$165

Supplemental Disclosure with respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM AUGUST 17, 1999 (INCEPTION) TO DECEMBER 31, 2007

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
		PAR	PAID-IN	SUBSCRIPTION	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Stock issued for cash at
$0.0005	10,000,000	$10,000	$(5,000)	$-	$-	$5,000
Stock issued for cash at
$0.005	10,000,000	10,000	40,000	-	-	50,000
Stock issued for cash at $0.10	200,000	200	19,800	-	-	20,000
Subscriptions receivable	-	-	-	(2,500)	-	(2,500)
Net loss for the period	-	-	-	-	(2,926)	(2,926)

Balance, December 31, 1999	20,200,000	20,200	54,800	(2,500)	(2,926)	69,574

Subscriptions received	-	-	-	2,500	-	2,500
Net loss for the year	-	-	-	-	(31,342)	(31,342)

Balance, December 31, 2000	20,200,000	20,200	54,800	-	(34,268)	40,732

Net loss for the year	-	-	-	-	(18,989)	(18,989)

Balance, December 31, 2001	20,200,000	20,200	54,800	-	(53,257)	21,743

Net loss for the year	-	-	-	-	(163,424)	(163,424)

Balance, December 31, 2002	20,200,000	20,200	54,800	-	(216,681)	(141,681)

Beneficial conversion feature
of convertible notes	-	-	260,000	-	-	260,000

Stock issued for license
extension payment at $0.21	300,000	300	62,700	-	-	63,000
Net loss for the year	-	-	-	-	(232,416)	(232,416)

Balance, December 31, 2003	20,500,000	20,500	377,500	-	(449,097)	(51,097)

Stock issued for license at
$0.04	5,000,000	5,000	195,000	-	-	200,000
Net loss for the year	-	-	-	-	(306,987)	(306,987)

Balance, December 31, 2004	25,500,000	25,500	572,500	-	(756,084)	(158,084)

Net loss for the year	-	-	-	-	(154,205)	(154,205)

Balance, December 31, 2005	25,500,000	25,500	572,500	-	(910,289)	(312,289)

Stock issued for license
extension payment at $0.06	500,000	500	29,500	-	-	30,000

Stock issued on conversion of
convertible notes payable	8,666,663	8,667	251,333	-	-	260,000

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM AUGUST 17, 1999 (INCEPTION) TO DECEMBER 31, 2007

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
		PAR	PAID-IN	SUBSCRIPTION	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Stock issued on settlement of
accrued interest payable on
convertible notes payable	1,560,000	1,560	76,440	-	-	78,000

Net loss for the year	-	-	-	-	(419,165)	(419,165)

Balance, December 31, 2006	36,226,663	36,227	929,773	$-	(1,329,454)	(363,454)

Net loss for the year	-	-	-	-	(112,069)	(112,069)

Balance, December 31, 2007	36,226,663	$36,227	$929,773	$-	$(1,441,523)	$(475,523)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Balsam Ventures, Inc. (the “Company”) was incorporated on August 17, 1999 in the State of Nevada. The Company was in the business of developing and marketing a patented, proprietary technology for self-chilling beverage containers (the “Cool Can Technology”) that it had licensed in 2004 until it was advised that the patents for the Cool Can Technology had expired. The Company intends to terminate the Agreement and is currently negotiating with the Licensor to settle its rights under the Agreement (see Note 9). The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,441,523 for the period from inception (August 17, 1999) to December 31, 2007, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At December 31, 2007 and 2006, the Company had no cash equivalents.

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

DECEMBER 31, 2007
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

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of December 31, 2007 and 2006, there were no potentially dilutive securities outstanding.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from operations was $Nil for the years ended December 31, 2007 and 2006. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes as a result of the following:

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31,	DECEMBER 31,
	2007	2006

Loss for the period	$(112,069)	$(419,165)

Computed “expected” tax benefit	(38,103)	(142,516)
Change in valuation allowance	38,103	142,516

Income tax recovery	$-	$-

The following is a summary of deferred taxes at December 31:

	2007	2006

Deferred tax assets:
Net operating loss carry forwards	$490,117	$452,014
Valuation allowance	(490,117)	(452,014)

Income tax recovery	$-	$-

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

4.	DEFERRED INCOME TAXES (continued)

The Company has incurred operating losses of $1,441,523 which, if unutilized, will expire through 2027. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

		Year of
Year Loss Incurred	Net Loss	Expiration

1999	$2,926	2019
2000	31,342	2020
2001	18,989	2021
2002	163,424	2022
2003	232,416	2023
2004	306,987	2024
2005	154,205	2025
2006	419,165	2026
2007	112,069	2027

	$1,441,523	$-

5.	LOANS PAYABLE

During the year ended December 31, 2007, two loans were granted from a third party company for $60,000 and $4,100, respectively. The first loan bears interest at 8% per annum, compounded annually and is due April 19, 2008. The second loan bears interest at 10%, compounded annually and is due on demand. Interest expense accrued for the year ended December 31, 2007 totalled $3,418.

During the year ended December 31, 2006, a series of loans totalling $43,000 were granted from two third party companies. The loans were non-interest bearing, unsecured and due on demand. During the year ended December 31, 2007, the loans were repaid in full.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

6.	CONVERTIBLE NOTES PAYABLE

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

In applying the provisions of Emerging Issues Task Force Release Nos. 98-5 and 00-27, the Company recorded a discount on the convertible debentures in the amount of $260,000. This discount is being accreted to interest expense using the interest method over the life of the notes (three years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Interest expense recorded relating to the accretion of the discount for the year ended December 31, 2006 was $256,960.

During the year ended December 31, 2006, $19,446 of interest expense was accrued and charged to the statement of operations. No cash payments of interest were made during the respective period.

At October 1, 2006, $260,000 of convertible notes payable were converted to common stock at $0.03 per common share and $78,000 of accrued interest payable on these convertible notes was settled by issuing common stock at $0.05 per common share.

7.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At December 31, 2007 and 2006, included in accounts payable and accrued liabilities –related parties is $8,090 and $8,022, respectively, owed to a director and officer and $9,000 and $9,000, respectively, owed to a former director and officer.

At December 31, 2007, included in accounts payable and accrued liabilities –related parties is $255,780 owed to a shareholder for consulting fees and reimbursement of expenses. During the year ended December 31, 2007, the Company reclassified amounts owed to the same shareholder totalling $195,000 from accounts payable to accounts payable –related parties to better reflect the nature of the transactions. Consulting fees for the year ended December 31, 2007 and 2006 were $60,000 and $60,000, respectively.

Loans payable

During the period ended December 31, 2006, a series of loans totalling $46,601 were granted from a third party company who is now a shareholder. During the year ended December 31, 2007, an additional $5,000 was granted. The loans are non-interest bearing, unsecured and due on demand.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

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

On November 18, 2003, the Company issued 300,000 shares of its common stock with a value of $63,000 to initiate and extend the arrangement for a chilling beverage container technology.

On May 18, 2004, the Company issued 5,000,000 shares of its common stock with a value of $200,000, as consideration for a license.

On January 14, 2006, the Company issued 500,000 shares of its common stock with a value of $30,000, as consideration for the extension of a license.

On October 1, 2006, the Company issued 8,666,663 common shares, with a value of $260,000 on conversion of convertible notes payable

On October 1, 2006, the Company issued 1,560,000 common shares, with a value of $78,000 for settlement of accrued interest payable on $260,000 convertible notes payable.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

9.	LICENSE AGREEMENT

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

9.	LICENSE AGREEMENT (continued)

During the year ended December 31, 2007 and 2006, the Company paid royalty fees of $15,000 and $50,000, respectively. In June 2007, the Licensor notified the Company that its intellectual property rights to the Cool Can Technology had possibly expired. As a result, the Company suspended the minimum royalty payments required under the Agreement effective April 1, 2007. The Company has been advised that the patents for the Cool Can Technology have, in fact expired. As a result, the Company has advised the Licensor that it intends to terminate the Agreement and is currently negotiating with the Licensor to settle its rights under the Agreement.

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

			CUMULATIVE
			AMOUNTS
			FROM
			INCEPTION
	YEAR	YEAR	(AUGUST 17,
	ENDED	ENDED	1999) TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2007	2006	2007

Cash paid for:
Interest	$-	$44	$1,110
Income taxes	$-	$-	$-

Non-cash transactions:

During the year ended December 31, 2007, the Company reclassified a total of $195,000 from accounts payable to accounts payable –related parties to better reflect the nature of the transactions.

During the year ended December 31, 2006, the Company reclassified a total of $34,601 from accounts payable to loans payable to better reflect the nature of the transactions.

During the year ended December 31, 2006, the Company issued 8,666,663 common shares, with a value of $260,000 on conversion of convertible notes payable.

During the year ended December 31, 2006, the Company issued 1,560,000 common shares, with a value of $78,000 for settlement of accrued interest payable on $260,000 convertible notes payable.

During the year ended December 31, 2006, the Company issued 500,000 common shares, with a value of $30,000, as consideration for the extension of a license.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

11.	SEGMENT INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organization structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

12.	SUBSEQUENT EVENT

On February 7, 2008, a loan was granted from a shareholder for $1,500. The loan bears interest at 10%, compounded annually and is due on demand.

On March 4, 2008, a loan was granted from a shareholder for $1,000. The loan bears interest at 10%, compounded annually and is due on demand.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 24, 2007, we engaged Davidson & Company LLP, Chartered Accountants (“Davidson”), as our principal independent accountants. On the same date, we received a notice dated October 24, 2007 that Telford Sadovnick, P.L.L.C., Certified Public Accountants (“Telford”), our independent public accountants, resigned as our auditors. Telford stated that they were resigning as our independent auditor due to the fact that Telford had withdrawn its registration with the Public Company Accountability Oversight Board and is no longer able to audit US issuers.

Our Board of Directors approved the engagement of Davidson and the resignation of Telford by written resolution.

Telford’s reports on our financial statements for the fiscal year ended December 31, 2006 and December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

There have been no disagreements between us and Telford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford, would have caused them to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the past year.

ITEM 9A(T).        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 fairly present our financial condition, results of operations and cash flows in all material respects .

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
John Boschert	38	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

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

Since April 19, 2006, Mr. Boschert has been the Secretary and Treasurer of Blackstone Lake Minerals Inc. (formerly, Skyflyer Inc.), a company engaged in the exploration of mineral properties and in the business of developing a recreational flying device and facility in which the flying device is to operate.

From November 13, 2006 to March 26, 2008, Mr. Boschert was the Chief Financial Officer, Treasurer and Secretary and, from May 30, 2006 to April 2, 2008, he was a member of the board of directors, of Vitavea Inc., a company engaged in the marketing and distribution of nutritional supplements.

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

AUDIT COMMITTEE

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by us, no other reports were required for those persons. We believe that, during the year ended December 31, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them

ITEM 11.             EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

We did not pay any compensation to our sole executive officer and director during the fiscal years ended December 31, 2007 and 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at December 31, 2007, we did not have any outstanding equity awards

EMPLOYMENT CONTRACTS

We do not have an employment contract with our sole executive officer and director. We also do not have any termination of employment or change-in-control arrangements with our sole executive officer and sole director.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 25, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	John Boschert, Director, President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer	8,403,360	23.2%
5% SHAREHOLDERS
Common Stock	John Boschert, Director, President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer 1480 Gulf Road, Suite 204 Point Roberts, WA 98281	8,403,360	23.2%
Common Stock	NorPac Technologies, Inc., a Nevada corporation Suite 410 - 103 East Holly Street Bellingham, WA 98225	5,545,000	15.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 25, 2008. As of March 25, 2008, there were 36,226,663 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended December 31, 2007 and December 31, 2006 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006

Audit Fees	$10,960	$10,080
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL

Total	$10,960	$10,080

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Our financial statements are included in Part II, Item 8.

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the notes to our financial statements.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Exclusive License Agreement dated November 30, 2003 with Cool Can Technologies, Inc.(2)

10.2	Extension Agreement dated January 16, 2006 with NorPac Technologies, Inc.(4)

10.3	Loan Agreement dated April 19, 2007 between Balsam Ventures, Inc. and Black Pointe Holdings Inc.(5)

10.4	Promissory Note executed by Balsam Ventures, Inc. dated as of April 19, 2007.(5)

14.1	Code of Ethics.(3)

16.1	Letter of Telford Sadovnick, PLLC.(6)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously Filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(3)	Previously Filed as an Exhibit to our Annual Report on Form 10-KSB on May 17, 2005.
(4)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on January 19, 2006.
(5)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on April 23, 2007.
(6)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on November 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
(Principal Executive Officer and Principal Accounting Officer)

Date:	April 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	April 11, 2008