Form 10-Q
period 2008-03-31
BALSAM VENTURES INC
filed 2008-05-14
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-32011

BALSAM VENTURES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	52-2219056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1480 Gulf Road, Suite 204
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

(360) 318-3886
(Registrant's telephone number, including area code)

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

Large accelerated filer [ ]                                                            Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 13, 2008, the registrant had 36,226,663 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Balsam” and the “Company” mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	MARCH 31,	DECEMBER 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

Current Assets
Cash	$454	$165
Deferred tax asset, less valuation allowance of $10,850 (2007 -$490,117 )	-	-

Total Assets	$454	$165

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$97,085	$83,699
Accounts payable and accrued liabilities –related parties (Note 6)	287,854	272,870
Loans payable (Note 4 and 5)	122,944	119,119

Total Current Liabilities	507,883	475,688

Commitments and Contractual Obligations (Note 8)

Stockholders’ Deficiency
Common Stock (Note 6)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
March 31, 2008 -36,226,663 common shares
December 31, 2007 -36,226,663 common shares	36,227	36,227
Additional paid-in capital	929,773	929,773
Deficit accumulated during the development stage	(1,473,429)	(1,441,523)

Total Stockholders’ Deficiency	(507,429)	(475,523)

Total Liabilities and Stockholders’ Deficiency	$454	$165

Subsequent Event (Note 10)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2008	2007	2008

EXPENSES

Accretion of discount on convertible notes	$-	$-	$260,000
Bank charges and interest	1,395	69	84,501
Consulting services	15,000	15,000	480,947
Domain registration	-	-	436
Foreign exchange loss (gain)	(450)	106	2,501
License and royalty payments	-	15,000	328,000
Office and sundry	375	150	15,541
Professional fees	15,331	875	261,522
Regulatory	-	-	15,832
Stock transfer services	255	60	6,375
Travel	-	-	9,099
Write-off of developmental costs software	-	-	8,675
	-
	31,906	31,260	1,473,429

Provision for income taxes	-	-	-

NET LOSS	$31,906	$31,260	$1,473,429

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	36,226,663	36,226,663

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(31,906)	$(31,260)	$(1,473,429)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	-	-	78,000
Shares issued to extend license agreement	-	-	293,000
Accretion of discount on convertible debentures	-	-	260,000
Changes in non-cash working capital items:
Decrease in prepaid expenses	-	50	-
Increase in accounts payable and accrued liabilities	13,386	29,312	586,686
Increase in accounts payable and accrued liabilities–related parties	14,984	-	92,854
Increase in accrued interest payable	1,325	-	4,743

Net cash used in operating activities	(2,211)	(1,898)	(149,471)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	-	(8,675)

Net cash used in investing activities	-	-	(8,675)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	-	75,000
Proceeds from loans payable, net of repayments	2,500	-	83,600

Net cash provided by financing activities	2,500	-	158,600

NET INCREASE (DECREASE) IN CASH	289	(1,898)	454

CASH, BEGINNING OF PERIOD	165	2,426	-

CASH, END OF PERIOD	$454	$528	$454

Supplemental Disclosure with respect to Cash Flows (Note 8)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Balsam Ventures, Inc. (the “Company”) was incorporated on August 17, 1999 in the State of Nevada. The Company was in the business of developing and marketing a patented, proprietary technology for self-chilling beverage containers (the “Cool Can Technology”) that it had licensed in 2004 until it was advised that the patents for the Cool Can Technology had expired. The Company intends to terminate the Agreement and is currently negotiating with the Licensor to settle its rights under the Agreement (see Note 8). The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

The Company is considered to be in the development stage. The accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has not yet generated any revenue from operations.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at March 31, 2008 and for all periods presented, have been included. Interim results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,473,429 for the period from inception (August 17, 1999) to March 31, 2008, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At March 31, 2008 and December 31, 2007, the Company had no cash equivalents.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
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

	(f)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of March 31, 2008 and 2007, there were no potentially dilutive securities outstanding.

	(g)	Development stage

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

	(h)	Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

	(i)	Recent accounting pronouncements

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(j)	Recent accounting pronouncements (continued)

FASB Staff Position 157-2 (“FSP SFAS 157-2”) delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Earlier adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of SFAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of SFAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

	(k)	Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

4.	LOANS PAYABLE

During the year ended December 31, 2007, two loans were granted from a third party company for $60,000 and $4,100, respectively. The first loan bears interest at 8% per annum, compounded annually and was due April 19, 2008. Subsequent to March 31, 2008, the first loan was verbally extended and continues to bear interest at 8% per annum, compounded annually and is due on demand. The second loan bears interest at 10%, compounded annually and is due on demand. Interest expense accrued for the three months ended March 31, 2008 and 2007 totalled $1,296 and $0, respectively.

5.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At March 31, 2008 and December 31, 2007, included in accounts payable and accrued liabilities – related parties is $8,074 and $8,090, respectively, owed to a director and officer and $9,000 and $9,000, respectively, owed to a former director and officer.

At March 31, 2008 and December 31, 2007, included in accounts payable and accrued liabilities – related parties is $270,780 and $255,780 owed to a shareholder for consulting fees and reimbursement of expenses. Consulting fees for the three months ended March 31, 2008 and 2007 were $15,000 and $15,000, respectively.

Loans payable

During the period ended March 31, 2008, two loans were granted from a shareholder for $1,500 and $1,000, respectively. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the three months ended March 31, 2008 totalled $29.

During the period ended December 31, 2006, a series of loans totalling $46,601 were granted from a shareholder. During the year ended December 31, 2007, an additional $5,000 was granted. The loans are non-interest bearing, unsecured and due on demand.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	COMMON STOCK

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	LICENSE AGREEMENT

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	LICENSE AGREEMENT (continued)

During the period ended March 31, 2007, the Company paid royalty fees of $15,000. In June 2007, the Licensor notified the Company that its intellectual property rights to the Cool Can Technology had possibly expired. As a result, the Company suspended the minimum royalty payments required under the Agreement effective April 1, 2007. The Company has been advised that the patents for the Cool Can Technology have, in fact expired. As a result, the Company has advised the Licensor that it intends to terminate the Agreement and is currently negotiating with the Licensor to settle its rights under the Agreement.

8.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

CUMULATIVE
FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2008	2007	2008

Cash paid for:
Interest	$-	$-	$1,110
Income taxes	$-	$-	$-

9.	SEGMENT INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organization structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

10.	SUBSEQUENT EVENT

On April 1, 2008, a loan was granted from a shareholder for $3,000. The loan bears interest at 10%, compounded annually and is due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

INTRODUCTION

We were incorporated on August 17, 1999 under the laws of the State of Nevada.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended March 31, 2008 and changes in our financial condition from December 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2007.

PLAN OF OPERATION

Until recently, we were in the business of developing and marketing a technology for self-chilling beverage containers (the “Cool Can Technology”) that we licensed from NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.) (“NorPac”). In 2007, it came to our attention that NorPac’s patents for the Cool Can Technology expired. As a result, our management decided to abandon the development of the Cool Can Technology. We are currently negotiating with NorPac to settle our rights under the terms of our license agreement with NorPac. We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities.

As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at March 31, 2008, we currently have a working capital deficit of $507,429 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Exchange Act. In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity. Currently, we do not have any financial arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

First Quarter Summary

	Three Months Ended	Three Months Ended	Percentage
	March 31, 2008	March 31, 2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(31,906)	(31,260)	2.1%
Net Income (Loss)	$(31,906)	$(31,260)	2.1%

Revenue

We did not earn any revenues during the fiscal quarter ended March 31, 2008 and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations.

Expenses

Our operating expenses for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended	Three Months Ended	Percentage
	March 31, 2008	March 31, 2007	Increase / (Decrease)
Bank Charges and Interest	$1,395	$69	1,921.7%
Consulting Services	15,000	15,000	n/a
Foreign Exchange Loss (Gain)	(450)	106	(524.5%	)
License and Royalty Payments	-	15,000	(100%	)
Office and Sundry	375	150	150%
Professional Fees	15,331	875	1,652.1%
Stock Transfer Services	255	60	325%
Total Operating Expenses	$31,906	$31,260	2.1%

Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

Professional fees for the three months ended March 31, 2008 represent fees incurred in respect of legal and audit services provided in connection with meeting our ongoing reporting obligations under the Exchange Act.

Effective April 1, 2007, we suspended our royalty payments to NorPac as NorPac’s patents for the Cool Can Technology expired. As a result, we had no expenses relating to the license and royalty payments during the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At March 31, 2008	At December 31, 2007	Increase / (Decrease)
Current Assets	$454	$165	175.2%
Current Liabilities	(507,883)	(475,688)	6.8%
Working Capital	$(507,429)	$(475,523)	6.7%

Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows (Used In) Operating Activities	$(2,211)	$(1,898)
Cash Flows (Used in) Investing Activities	-	-
Cash Flows From Financing Activities	2,500	-
Net Increase (Decrease) In Cash During Period	$289	$(1,898)

Our working capital deficit increased during the three months ended March 31, 2008 as we had no sources of revenue during the period and the fact that our only source of financing during the period came from two short-term loans from a shareholder totaling $2,500. The loans bear interest at a rate of 10%, compounded annually and are due on demand.

Subsequent to our three months ended March 31, 2008, we received a loan from a shareholder of $3,000. The loan bears interest at a rate of 10%, compounded annual and is due on demand.

Future Financings

From inception to March 31, 2008, we have suffered cumulative losses in the amount of $1,473,429. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on April 14, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008 (the “Evaluation

Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have suffered recurring losses and net cash out flows from our activities. To date, we have funded our activities through issuances of our common stock, related party loans and the support of creditors. There are no assurances that we will be able to obtain financing sufficient to support our ongoing activities. As a result, Davidson & Company LLP, Chartered Accountants, our independent auditors, expressed a substantial doubt about our ability to continue as a going concern in their audit report on our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on April 14, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALSAM VENTURES, INC.

Date:	May 13, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)