Form 10-Q
period 2008-06-30
BALSAM VENTURES INC
filed 2008-08-14
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2008, the Registrant had 30,681,663 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Balsam” and the “Company” mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JUNE 30,	DECEMBER 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

Current Assets
Cash	$198	$165
Deferred tax asset, less valuation allowance of $510,412 (2007 -$490,117 )	-

Total Assets	$198	$165

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$99,337	$83,699
Accounts payable and accrued liabilities –related parties (Note 6)	302,857	272,870
Loans payable (Note 5 and 6)	133,216	119,119

Total Current Liabilities	535,410	475,688

Commitments and Contractual Obligations (Note 8)

Stockholders’ Deficiency
Common Stock (Note 7)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
June 30, 2008 -30,681,663 common shares
December 31, 2007 -36,226,663 common shares	30,682	36,227
Additional paid-in capital	935,318	929,773
Deficit accumulated during the development stage	(1,501,212)	(1,441,523)

Total Stockholders’ Deficiency	(535,212)	(475,523)

Total Liabilities and Stockholders’ Deficiency	$198	$165

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
	THREE	THREE	SIX	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	ENDED	ENDED	1999) TO
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2008	2007	2008	2007	2008

EXPENSES

Accretion of discount on
convertible notes	$-	$-	$-	$-	$260,000
Bank charges and interest	1,621	1,105	3,016	1,174	86,122
Consulting services	15,000	15,000	30,000	30,000	495,947
Domain registration	-	-	-	-	436
Foreign exchange loss (gain)	(8)	788	(458)	894	2,493
License and royalty payments	-	-	-	15,000	328,000
Office and sundry	1,458	615	1,833	765	16,999
Professional fees	9,087	8,651	24,418	9,526	270,609
Regulatory	-	1,238	-	1,238	15,832
Stock transfer services	100	75	355	135	6,475
Travel	525	-	525	-	9,624
Write-off of developmental
costs software	-	-	-	-	8,675
	27,783	27,472	59,689	58,732	1,501,212

Provision for income taxes	-	-	-	-	-

NET LOSS	$27,783	$27,472	$59,689	$58,732	$1,501,212

BASIC AND DILUTED NET
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
-BASIC AND DILUTED	36,196,196	36,226,663	36,165,729	36,226,663

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
	SIX	SIX	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	JUNE 30,	JUNE 30,	JUNE 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(59,689)	$(58,732)	$(1,501,212)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	-	-	78,000
Shares issued to extend license agreement	-	-	293,000
Accretion of discount on convertible debentures	-	-	260,000
Changes in non-cash working capital items:
Decrease in prepaid expenses	-	50	-
Increase in accounts payable and accrued liabilities	15,638	38,367	588,938
Increase in accounts payable and accrued liabilities–related parties	29,987	-	107,857
Increase in accrued interest payable	2,897	1,052	6,315

Net cash used in operating activities	(11,167)	(19,263)	(158,427)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	-	(8,675)

Net cash used in investing activities	-	-	(8,675)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	-	75,000
Proceeds from loans payable, net of repayments	11,200	17,000	92,300

Net cash provided by financing activities	11,200	17,000	167,300

NET INCREASE (DECREASE) IN CASH	33	(2,263)	198

CASH, BEGINNING OF PERIOD	165	2,426	-

CASH, END OF PERIOD	$198	$163	$198

Supplemental Disclosure with respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Balsam Ventures, Inc. (the “Company”) was incorporated on August 17, 1999 in the State of Nevada. The Company was in the business of developing and marketing a patented, proprietary technology for self-chilling beverage containers (the “Cool Can Technology”) that it had licensed in 2004 until it was advised that the patents for the Cool Can Technology had expired. The Company settled its rights under the Agreement (see Note 8) in exchange for (1) the surrender for cancellation of the remaining 5,545,000 shares of common stock of the Company which were issued to the Licensor under the Agreement and still held by the Licensor and (2) the assignment of indebtedness owed to the Licensor of approximately $612,000 plus accrued interest to the Company (see Note 4). The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

The Company is considered to be in the development stage. The accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has not yet generated any revenue from operations.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at June 30, 2008 and for all periods presented, have been included. Interim results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,501,212 for the period from inception (August 17, 1999) to June 30, 2008, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
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

(c) Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At June 30, 2008 and December 31, 2007, the Company had no cash equivalents.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
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

(f) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of June 30, 2008 and 2007, there were no potentially dilutive securities outstanding.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Recent accounting pronouncements (continued)

2007. The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised—2007) ("SFAS No. 141(R)"). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations and does not expect this statement to have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"). The Statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect the Company's financial statement presentation of minority interests in its consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 and does not expect this statement to have a material impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 and does not expect this statement to have a material impact on its financial position and results of operations.

(j) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

4.	LOANS RECEIVABLE

On June 30, 2008, the Company settled its rights under the Agreement (see Note 8) whereby the licensor assigned loans receivable totalling $612,000 plus accrued interest to the Company. Management determined that the collectibility of the loans was in doubt and as a result, did not record the assignment of the loans receivable on its books.

5.	LOANS PAYABLE

During the period ended June 30, 2008, two loans were granted from a third party company for $2,200 and $3,500, respectively. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the three and six months ended June 30, 2008 totalled $62 and $62, respectively.

During the year ended December 31, 2007, two loans were granted from a third party company for $60,000 and $4,100, respectively. The first loan bears interest at 8% per annum, compounded annually and was due April 19, 2008. Subsequent to March 31, 2008, the first loan was verbally extended and continues to bear interest at 8% per annum, compounded annually and is due on demand. The second loan bears interest at 10%, compounded annually and is due on demand. Interest expense accrued for the three months ended June 30, 2008 and 2007 totalled $1,374 and $1,052. Interest expense accrued for the six months ended June 30, 2008 and 2007 totalled $2,670 and $1,052, respectively.

6.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At June 30, 2008 and December 31, 2007, included in accounts payable and accrued liabilities –related parties is $8,077 and $8,090, respectively, owed to a director and officer and $9,000 and $9,000, respectively, owed to a former director and officer.

At June 30, 2008 and December 31, 2007, included in accounts payable and accrued liabilities –related parties is $285,780 and $255,780 owed to a shareholder for consulting fees and reimbursement of expenses. Consulting fees for the three months ended June 30, 2008 and 2007 were $15,000 and $15,000, respectively. Consulting fees for the six months ended June 30, 2008 and 2007 were $30,000 and $30,000, respectively.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS (continued) Loans payable

During the period ended June 30, 2008, several loans were granted from a shareholder totalling $5,500. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the three and six months ended June 30, 2008 totalled $136 and $165, respectively.

During the period ended December 31, 2006, a series of loans totalling $46,601 were granted from a shareholder. During the year ended December 31, 2007, an additional $5,000 was granted. The loans are non-interest bearing, unsecured and due on demand.

7.	COMMON STOCK

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

On October 1, 2006, the Company issued 8,666,663 common shares, with a value of $260,000 on conversion of convertible notes payable

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	COMMON STOCK

On October 1, 2006, the Company issued 1,560,000 common shares, with a value of $78,000 for settlement of accrued interest payable on $260,000 convertible notes payable.

On June 30, 2008, the Company cancelled 5,545,000 common shares surrendered when it settled its rights under the Agreement (see Note 8) which were issued to the Licensor under the Agreement.

8.	LICENSE AGREEMENT

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

8.	LICENSE AGREEMENT (continued)

In consideration for the Extension Agreement, the Company agreed to:

	a)	issue 500,000 shares of its common stock (issued in 2006);

	b)	pay $20,000 on or before January 31, 2006 (paid 2006).

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

The Company has been advised that the patents for the Cool Can Technology have, in fact expired. On June 30, 2008, the Company settled its rights under Agreement in exchange for (1) the surrender for cancellation of the remaining 5,545,000 shares of common stock of the Company which were issued to the Licensor under the Agreement and still held by the Licensor and (2) the assignment of indebtedness owed to the Licensor of approximately $612,000 plus accrued interest to the Company.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

CUMULATIVE
FROM
	SIX	SIX	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	JUNE 30,	JUNE 30,	JUNE 30,
	2008	2007	2008

Cash paid for:
Interest	$-	$-	$1,110
Income taxes	$-	$-	$-

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

10.	SEGMENT INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organization structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

11.	SUBSEQUENT EVENT

On August 6, 2008, a loan was granted from a third party company for $200. The loan bears interest at 10%, compounded annually and is due on demand.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption, "Part II - Item 1A. Risk Factors,” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the second quarter and six month period ended June 30, 2008 and changes in our financial condition from December 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On June 30, 2008, we entered into a Release Agreement with NorPac, pursuant to which we agreed to release NorPac from any legal claims and liabilities in connection with a license agreement dated November 30, 2003, and as amended on January 12, 2006 (collectively, the “Release”) between us and NorPac. Under the terms of the License Agreement, NorPac had granted a license to us over the Cool Can Technology. However, NorPac’s patents over this technology have expired. In exchange for our agreeing to release NorPac from its obligations under the License Agreement, NorPac agreed to:

(a)	surrender for cancellation the remaining 5,545,000 shares of our common stock which had been issued to NorPac under terms of the License Agreement and still owed by NorPac; and

(b)

assign to us an indebtedness owed to NorPac of approximately $612,000 plus accrued interest. Readers are cautioned that there is substantial doubt that we will be able to collect any or all of this assigned indebtedness.

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities.

As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at June 30, 2008, we currently have a working capital deficit of $535,212 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Exchange Act. In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity. Currently, we do not have any financial arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	$(27,783)	$(27,472)	1.1%	$(59,689)	$(58,732)	1.6%

Net Income (Loss)	$(27,783)	$(27,472)	1.1%	$(59,689)	$(58,732)	1.6%

Revenue

We did not earn any revenues during the fiscal quarter ended June 30, 2008 and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations.

Expenses

Our expenses for the quarterly periods ended June 30, 2008 and 2007 consisted of the following:

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	June 30		Increase /	June 30		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Bank Charges and Interest	$1,621	$1,105	46.7%	$3,016	$1,174	156.9%
Consulting Services	$15,000	$15,000	n/a	$30,000	$30,000	n/a
Foreign Exchange Loss	$(8)	$788	(101.0%)	$(458)	$894	(151.2%)
(Gain)
License and Royalty	$-	$-	n/a	$-	$15,000	(100%)
Payments
Office and Sundry	$1,458	$615	137.1%	$1,833	$765	139.6%
Professional Fees	$9,087	$8,651	5.0%	$24,418	$9,526	156.3%
Regulatory	$-	$1,238	(100%)	$-	$1,238	(100%)
Stock Transfer Services	$100	$75	33.3%	$355	$135	163.0%
Travel	$525	$-	n/a	$525	$-	n/a
Total Operating Expenses	$27,783	$27,472	1.1%	$59,689	$58,732	1.6%

Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

Professional fees for the quarter ended June 30, 2008 represent fees incurred in respect of legal and audit services provided in connection with meeting our ongoing reporting obligations under the Exchange Act.

Effective April 1, 2007, we suspended our royalty payments to NorPac as NorPac’s patents for the Cool Can Technology expired. As a result, we had no expenses relating to the license and royalty payments during the quarter ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2008	At December 31, 2007	Increase / (Decrease)
Current Assets	$198	$165	20.0%
Current Liabilities	$(535,410)	$(475,688)	12.6%
Working Capital	$(535,212)	$(475,523)	12.6%

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Cash Flows (Used In) Operating Activities	$(11,167)	$(19,263)
Cash Flows (Used in) Investing Activities	$-	$-
Cash Flows From Financing Activities	$11,200	$17,000
Net Increase (Decrease) In Cash During Period	$33	$(2,263)

Our working capital deficit increased during the six months ended June 30, 2008 as we had no sources of revenue during the period and the fact that our only source of financing during the period was in the form of short-term loans. During the period ended June 30, 2008, we received loans totaling $11,200 as follows:

(a)	loans from a shareholder totaling $5,500. The loans bear interest at a rate of 10%, compounded annually and are due on demand.

(b)	loans from a third party company totaling $5,700. The loans bear interest at a rate of 10%, compounded annually and are due on demand.

Future Financings

From inception to June 30, 2008, we have suffered cumulative losses in the amount of $1,501,212. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

Foreign Currency Translation

Our functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-

monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 1A.        RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

We Do Not Have Any Business Operations Or Any Significant Assets. We Have Not Identified Any Alternative Business Opportunities. Our Plan Of Operation For The Next Twelve Months Will Consist Solely Of Seeking Suitable Business Opportunities.

We are currently in the process of reorganizing our business and are seeking alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

We may not be able to continue our business as a going concern.

We have suffered recurring losses and net cash outflows since our inception and we expect to continue to incur substantial losses as we continue our business operations.

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

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Exclusive License Agreement dated November 30, 2003 with NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.)(2)
10.2	Extension Agreement dated January 16, 2006 with NorPac Technologies, Inc.(4)
10.3	Loan Agreement dated April 19, 2007 between Balsam Ventures, Inc. and Black Pointe Holdings Inc.(5)
10.4	Promissory Note executed by Balsam Ventures, Inc. dated as of April 19, 2007.(5)
10.1	Release Agreement dated June 30, 2008 between Balsam Ventures, Inc. and NorPac Technologies, Inc.(7)
14.1	Code of Ethics.(3)
16.1	Letter of Telford Sadovnick, PLLC.(6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(3)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB on May 17, 2005.
(4)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on January 19, 2006.
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on April 23, 2007.
(6)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on November 2, 2007.
(7)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on July 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALSAM VENTURES, INC.

Date:	August 14, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)