Form 10-Q
period 2008-09-30
BALSAM VENTURES INC
filed 2008-11-13
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to________

COMMISSION FILE NUMBER 000-32011

BALSAM VENTURES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	52-2219056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1480 Gulf Road, Suite 204, Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2008, the Registrant had 30,681,663 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Balsam” and the “Company” mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

 (Unaudited)

 (Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(unaudited)

ASSETS

Current Assets
Cash	$30	$165
Deferred tax asset, less valuation allowance of $519,647 (2007 -$490,117 )	-	-

Total Assets	$30	$165

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$107,766	$83,699
Accounts payable and accrued liabilities –related parties (Note 6)	317,839	272,870
Loans payable (Note 5 and 6)	136,800	119,119

Total Current Liabilities	562,405	475,688

Commitments and Contractual Obligations (Note 8)

Stockholders’ Deficiency
Common Stock (Note 7)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
September 30, 2008 -30,681,663 common shares
December 31, 2007 -36,226,663 common shares	30,682	36,227
Additional paid-in capital	935,318	929,773
Deficit accumulated during the development stage	(1,528,375)	(1,441,523)

Total Stockholders’ Deficiency	(562,375)	(475,523)

Total Liabilities and Stockholders’ Deficiency	$30	$165

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	ENDED	ENDED	1999) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007	2008	2007	2008

EXPENSES

Accretion of discount on
convertible notes	$-	$-	$-	-	$260,000
Bank charges and interest	1,821	1,262	4,837	2,436	87,943
Consulting services	15,000	15,000	45,000	45,000	510,947
Domain registration	-	-	-	-	436
Foreign exchange loss (gain)	(816)	913	(1,274)	1,807	1,677
License and royalty payments	-	-	-	15,000	328,000
Office and sundry	569	436	2,402	1,201	17,568
Professional fees	9,530	3,217	33,948	12,743	280,139
Regulatory	874	660	874	1,898	16,706
Stock transfer services	185	25	540	160	6,660
Travel	-	-	525	-	9,624
Write-off of developmental
costs software	-	-	-	-	8,675
	27,163	21,513	86,852	80,245	1,528,375

Provision for income taxes	-	-	-	-	-

NET LOSS	$27,163	$21,513	$86,852	$80,245	$1,528,375

BASIC AND DILUTED NET
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
-BASIC AND DILUTED	30,681,663	36,226,663	34,344,601	36,226,663

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(86,852)	$(80,245)	$(1,528,375)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	-	-	78,000
Shares issued to extend license agreement	-	-	293,000
Accretion of discount on convertible debentures	-	-	260,000
Changes in non-cash working capital items:
Decrease in prepaid expenses	-	50	-
Increase in accounts payable and accrued liabilities	24,067	53,588	597,367
Increase in accounts payable and accrued liabilities–related parties	44,969	66	122,839
Increase in accrued interest payable	4,606	2,262	8,024

Net cash used in operating activities	(13,210)	(24,279)	(160,470)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	-	(8,675)

Net cash used in investing activities	-	-	(8,675)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	-	75,000
Proceeds from loans payable, net of repayments	13,075	22,000	94,175

Net cash provided by financing activities	13,075	22,000	169,175

NET INCREASE (DECREASE) IN CASH	(135)	(2,279)	30

CASH, BEGINNING OF PERIOD	165	2,426	-

CASH, END OF PERIOD	$30	$147	$30

Supplemental Disclosure with respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2008 and for all periods presented, have been included. Interim results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,528,375 for the period from inception (August 17, 1999) to September 30, 2008, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At September 30, 2008 and December 31, 2007, the Company had no cash equivalents.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(e)	Fair value of financial instruments (continued)

or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

	(f)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of September 30, 2008 and 2007, there were no potentially dilutive securities outstanding.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB Staff Position 157-2 (“FSP SFAS 157-2”) delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

During the nine months ended September 30, 2008, several loans were granted from a third party company totalling $6,775. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the three and nine months ended September 30, 2008 totalled $156 and $219, respectively.

During the year ended December 31, 2007, two loans were granted from a third party company for $60,000 and $4,100, respectively. The first loan bears interest at 8% per annum, compounded annually and was due April 19, 2008. Subsequent to March 31, 2008, the first loan was verbally extended and continues to bear interest at 8% per annum, compounded annually and is due on demand. The second loan bears interest at 10%, compounded annually and is due on demand. Interest expense accrued for the three months ended September 30, 2008 and 2007 totalled $1,410 and $1,210. Interest expense accrued for the nine months ended September 30, 2008 and 2007 totalled $4,079 and $2,262, respectively.

6.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At September 30, 2008 and December 31, 2007, included in accounts payable and accrued liabilities –related parties is $8,059 and $8,090, respectively, owed to a director and officer and $9,000 and $9,000, respectively, owed to a former director and officer.

At September 30, 2008 and December 31, 2007, included in accounts payable and accrued liabilities –related parties is $300,780 and $255,780 owed to a shareholder for consulting fees and reimbursement of expenses. Consulting fees for the three months ended September 30, 2008 and 2007 were $15,000 and $15,000, respectively. Consulting fees for the nine months ended September 30, 2008 and 2007 were $45,000 and $45,000, respectively.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS (continued)

Loans payable

During the nine months ended September 30, 2008, several loans were granted from a shareholder totalling $6,300. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the three and nine months ended September 30, 2008 totalled $143 and $308, respectively.

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

On October 1, 2006, the Company issued 8,666,663 common shares, with a value of $260,000 on conversion of convertible notes payable

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

CUMULATIVE
FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007	2008

Cash paid for:
Interest	$2	$-	$1,112
Income taxes	$-	$-	$-

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (continued)

Non-cash transaction:

During the nine months ended September 30, 2008, the Company settled its rights under an Agreement which included the surrender for cancellation of the remaining 5,545,000 shares of common stock of the Company which were issued to the Licensor under the Agreement and still held by the Licensor (see Note 8).

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the third quarter and nine month period ended September 30, 2008 and changes in our financial condition from December 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2007.

PLAN OF OPERATION

We were previously in the business of developing and marketing a technology for self-chilling beverage containers (the “Cool Can Technology”) that we licensed from NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.) (“NorPac”). In 2007, it came to our attention that NorPac’s patents for the Cool Can Technology expired. As a result, our management decided to abandon the development of the Cool Can Technology.

On June 30, 2008, we entered into a Release Agreement with NorPac, pursuant to which we agreed to release NorPac from any legal claims and liabilities in connection with a license agreement dated November 30, 2003, and as amended on January 12, 2006, (collectively, the “Release”) between us and NorPac. Under the terms of the License Agreement, NorPac had granted a license to us over the Cool Can Technology. However, NorPac’s patents over this technology expired. In exchange for our releasing NorPac from its obligations under the License Agreement, NorPac:

(a)	surrendered for cancellation the remaining 5,545,000 shares of our common stock which had been issued to NorPac under terms of the License Agreement and still owned by NorPac; and

(b)

assigned to us an indebtedness owed to NorPac of approximately $612,000 plus accrued interest. Readers are cautioned that there is substantial doubt that we will be able to collect any or all of this assigned indebtedness.

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities.

As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at September 30, 2008, we currently have a working capital deficit of $562,375 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Exchange Act. In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity. Currently, we do not have any financial arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	$(27,163)	$(21,513)	26.3%	$(86,852)	$(80,245)	8.2%

Net Income (Loss)	$(27,163)	$(21,513)	26.3%	$(86,852)	$(80,245)	8.2%

Revenue

We did not earn any revenues during the fiscal quarter ended September 30, 2008 and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations.

Expenses

Our expenses for the quarterly periods ended September 30, 2008 and 2007 consisted of the following:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Bank Charges and Interest	$1,821	$1,262	44.3%	$4,837	$2,436	98.6%
Consulting Services	$15,000	$15,000	n/a	$45,000	$45,000	n/a
Foreign Exchange Loss (Gain)	$(816)	$913	(189.4)%	$(1,274)	$1,807	(170.5)%
License and Royalty Payments	$-	$-	n/a	$-	$15,000	(100.0)%
Office and Sundry	$569	$436	30.5%	$2,402	$1,201	100.0%
Professional Fees	$9,530	$3,217	196.2%	$33,948	$12,743	166.4%
Regulatory	$874	$660	32.4%	$874	$1,898	(54.0)%
Stock Transfer Services	$185	$25	640.0%	$540	$160	237.5%
Travel	$-	$-	n/a	$525	$-	n/a
Total Operating Expenses	$27,163	$21,513	26.3%	$86,852	$80,245	8.2%

Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

Professional fees for the quarter ended September 30, 2008 represent fees incurred in respect of legal and audit services provided in connection with meeting our ongoing reporting obligations under the Exchange Act.

Effective April 1, 2007, we suspended our royalty payments to NorPac as NorPac’s patents for the Cool Can Technology expired. As a result, we had no expenses relating to the license and royalty payments during the three and nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At	At	Percentage
	September 30, 2008	December 31, 2007	Increase / (Decrease)
Current Assets	$30	$165	(81.8)%
Current Liabilities	$(562,405)	$(475,688)	18.2%
Working Capital (Deficit)	$(562,375)	$(475,523)	18.3%

Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows (Used In) Operating Activities	$(13,210)	$(24,279)
Cash Flows (Used in) Investing Activities	$-	$-
Cash Flows From Financing Activities	$13,075	$22,000
Net Increase (Decrease) In Cash During Period	$(135)	$(2,279)

On June 30, 2008, Norpac assigned to us an indebtedness owed to them of approximately $612,000 plus accrued interest as partial consideration for releasing Norpac from its obligations under our License Agreement with them. Our management determined that the collectibility of this amount was in doubt, and as a result, we did not record the assignment of the indebtedness on our books.

Our working capital deficit increased during the nine months ended September 30, 2008 as we had no sources of revenue during the period and the fact that our only source of financing during the period was in the form of short-term loans. During the nine months ended September 30, 2008, we received loans totaling $13,075 as follows:

(a)	loans from a shareholder totaling $6,300. The loans bear interest at a rate of 10%, compounded annually and are due on demand.

(a)	loans from a third party company totaling $6,775. The loans bear interest at a rate of 10%, compounded annually and are due on demand.

Future Financings

From inception to September 30, 2008, we have suffered cumulative losses in the amount of $1,528,375. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

At the end of our fiscal year ended December 31, 2003, we reached a verbal agreement with BIG K.G. (“BIG”), a German company, pursuant to which BIG agreed to act as our agent for the purpose of locating European placees for a proposed private placement of 40,000,000 units at a price of $0.025 per unit for total potential proceeds of $1,000,000 (the “Private Placement”). Under the terms of the verbal agreement, each unit to be issued under the proposed Private Placement was to consist of one share of our common stock and one share purchase warrant entitling the warrant holder to purchase one additional share of our common stock at a price of $0.05 per share. BIG was to receive a commission of $100,000 for services provided in connection with the proposed Private Placement. In 2007, we formally approved an offering of 4,000,000 units under the terms of the verbal agreement with BIG. However, on November 12, 2008, we decided to terminate this offering and our agreement with BIG due to BIG’s inability to find placees for the Private Placement.

We do not have any financing agreement in place, and there is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our financial statements included with this Quarterly Report.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Exclusive License Agreement dated November 30, 2003 with NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.)(2)
10.2	Extension Agreement dated January 16, 2006 with NorPac Technologies, Inc.(4)
10.3	Loan Agreement dated April 19, 2007 between Balsam Ventures, Inc. and Black Pointe Holdings Inc.(5)
10.4	Promissory Note executed by Balsam Ventures, Inc. dated as of April 19, 2007.(5)
10.5	Release Agreement dated June 30, 2008 between Balsam Ventures, Inc. and NorPac Technologies, Inc.(7)
14.1	Code of Ethics.(3)
16.1	Letter of Telford Sadovnick, PLLC.(6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(3)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB on May 17, 2005.
(4)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on January 19, 2006.
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on April 23, 2007.
(6)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on November 2, 2007.
(7)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on July 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALSAM VENTURES, INC.

Date:	November 12, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)