Form 10-K
period 2008-12-31
BALSAM VENTURES INC
filed 2009-04-15
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-32011

BALSAM VENTURES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	52-2219056
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 410-103 East Holly Street, National Bank Building
Bellingham, WA 98225	98225
(Address of principal executive offices)	(Zip Code)

(360) 306-1133
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
[   ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes    [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $389,870 as of June 30, 2008, based on the average of the closing bid of $0.015 and the closing ask of $0.02 as quoted on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2009, the Registrant had 30,681,663 shares of common stock outstanding.

BALSAM VENTURES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Balsam,” and the “Company” mean Balsam Ventures, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.              BUSINESS.

General

We were incorporated on August 17, 1999 under the laws of the State of Nevada.

We currently have no business or assets. We are in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. Our ability to seek out and acquire an alternative business opportunity is subject to our obtaining additional financing, of which there is no assurance.

We were previously in the business of developing a technology for self-chilling beverage containers (the “Cool Can Technology”) that was licensed by Norpac Technologies, Inc. (“Norpac”). However, Norpac’s patents over the Cool Can Technology expired. As a result, on June 30, 2008, we entered into a Release Agreement with NorPac Technologies, Inc. (“NorPac”), pursuant to which we released NorPac from any legal claims and liabilities in connection with a license agreement dated November 30, 2003, and as amended on January 12, 2006, (collectively, the “Release”) between us and NorPac. In exchange for our releasing NorPac from its obligations under the License Agreement, NorPac:

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

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees

We have no employees other than our sole executive officer and director. We intend to conduct our business largely through consultants.

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

Since our inception, we have suffered recurring losses and net cash out flows from our activities. To date, we have funded our activities through issuances of our common stock, related party loans and the support of creditors. There are no assurances that we will be able to obtain financing sufficient to support our ongoing activities. As a result, Davidson & Company LLP, Chartered Accountants, our independent auditors, expressed a substantial doubt about our ability to continue as a going concern in their audit report on our financial statements contained in this Annual Report.

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

ITEM 2.              PROPERTIES.

We have no real property holdings and, at this time, we have no agreements to acquire any properties. We do not least any real property. Because of our limited operations, our management has determined that it is unnecessary for us to lease full-time office space at this time. The office space that we use is currently provided to us on an as-needed basis, at a cost of $104.50 per month.

ITEM 3.              LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are quoted on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “BLSV." The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	2008		2007
	High	Low	High	Low
First Quarter ended March 31	$ 0.06	$ 0.02	$ 0.09	$ 0.07
Second Quarter ended June 30	$ 0.02	$ 0.015	$ 0.06	$ 0.06
Third Quarter ended September 30	$ 0.015	$ 0.006	$ 0.06	$ 0.05
Fourth Quarter ended December 31	$ 0.008	$ 0.005	$ 0.06	$ 0.05

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

Registered Holders Of Our Common Stock

As of March 31, 2009, there were 18 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales Of Unregistered Securities

None.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at December 31, 2008, we currently have a working capital deficit of $581,349 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities and Exchange Act (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity. Currently, we do not have any financial arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	December 31, 2008	December 31, 2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(105,826)	(112,069)	(5.6)%
Net Loss	$(105,826)	$(112,069)	(5.6)%

Revenue

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations.

Expenses

The major components of our expenses for the years ended December 31, 2008 and 2007 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	December 31, 2008	December 31, 2007	Increase / (Decrease)
Bank Charges and Interest	$6,622	$3,633	82.3%
Consulting Services	51,000	60,000	(15.0)%
Foreign Exchange Loss (Gain)	(4,024)	1,823	(320.7)%
License and Royalty Payments	-	15,000	(100)%
Office and Sundry	1,523	1,083	40.6%
Professional Fees	46,909	27,747	69.1%
Regulatory	2,427	2,598	(6.6)%
Stock Transfer Services	735	185	297.3%
Travel	634	-	n/a
Total Operating Expenses	$105,826	$112,069	(5.6)%

Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

Professional fees for the year ended December 31, 2008 represent fees incurred in respect of legal and audit services provided in connection with meeting our ongoing reporting obligations under the Exchange Act.

Effective April 1, 2007, we suspended our royalty payments to NorPac as NorPac’s patents for the Cool Can Technology expired. As a result, we had no expenses relating to the license and royalty payments during the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At	At	Percentage
	December 31, 2008	December 31, 2007	Increase / (Decrease)
Current Assets	$2	$165	(98.8)%
Current Liabilities	(581,351)	(475,688)	22.2%
Working Capital Surplus (Deficit)	$(581,349)	$(475,523)	22.3%

Cash Flows
	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Cash Flows used in Operating Activities	$(13,388)	$(28,361)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	13,225	26,100
Net Increase in Cash During Period	$(163)	$(2,261)

Our working capital deficit increased during the year ended December 31, 2008 primarily as a result of an increase in accounts payable due to a lack of capital to meet our ongoing expenditures and the fact that our only source of financing during the period was in the form of short-term loans. During the year ended December 31, 2008, we received loans totaling $13,225 as follows:

(a)	loans from a third party company totaling $6,925. The loans bear interest at a rate of 10%, compounded annually and are due on demand.

(b)	loans from a shareholder totaling $6,300. The loans bear interest at a rate of 10%, compounded annually and are due on demand.

On June 30, 2008, NorPac assigned to us an indebtedness owed to them of approximately $612,000 plus accrued interest as partial consideration for releasing NorPac from its obligations under our License Agreement with them. Our management determined that the collectibility of this amount was in doubt, and as a result, we did not record the assignment of the indebtedness on our books.

Subsequent to the year ended December 31, 2008, we received loans totaling $7,075. The loans bear interest at a rate of 10% compounded annually and are due on demand.

Financing Requirements

From inception to December 31, 2008, we have suffered cumulative losses in the amount of $1,547,349. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements included in this Annual Report on Form 10-K.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (Davidson & Company LLP, Chartered Accountants);

2.	Balance Sheets as at December 31, 2008 and 2007;

3.	Statements of Operations for the years ended December 31, 2008, December 31, 2007, and for the period from inception on August 17, 1999 to December 31, 2008;

4.	Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007, and for the period from inception on August 17, 1999 to December 31, 2008;

5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on August 17, 1999 to December 31, 2008; and

6.	Notes to Financial Statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

(Stated in U.S. Dollars)

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Balsam Ventures Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Balsam Ventures Inc. (A Development Stage Company) as at December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from inception on August 17, 1999 to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from inception on August 17, 1999 to December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal assets, is dependent upon financing to continue operations, has suffered recurring losses from operations and has a working capital deficit as of December 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants
April 8, 2009

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31,	DECEMBER 31,
	2008	2007

ASSETS

Current Assets
Cash	$2	$165
Deferred tax asset, less valuation allowance of $526,098 (2007 -$490,117 ) (Note 4)	-	-

Total Assets	$2	$165

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$118,867	$83,699
Accounts payable and accrued liabilities –related parties (Note 7)	323,785	272,870
Loans payable (Note 6 and 7)	138,699	119,119

Total Current Liabilities	581,351	475,688

Commitments and Contractual Obligations (Note 9)

Stockholders’ Deficiency
Common Stock (Note 8)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
December 31, 2008 -30,681,663 common shares
December 31, 2007 -36,226,663 common shares	30,682	36,227
Additional paid-in capital	935,318	929,773
Deficit accumulated during the development stage	(1,547,349)	(1,441,523)

Total Stockholders’ Deficiency	(581,349)	(475,523)

Total Liabilities and Stockholders’ Deficiency	$2	$165

Subsequent Events (Note 12)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
			INCEPTION
	YEAR	YEAR	(AUGUST 17,
	ENDED	ENDED	1999) TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2008	2007	2008

EXPENSES

Accretion of discount on convertible notes	$-	$-	$260,000
Bank charges and interest	6,622	3,633	89,728
Consulting services	51,000	60,000	516,947
Domain registration	-	-	436
Foreign exchange loss (gain)	(4,024)	1,823	(1,073)
License and royalty payments	-	15,000	328,000
Office and sundry	1,523	1,083	16,689
Professional fees	46,909	27,747	293,100
Regulatory	2,427	2,598	18,259
Stock transfer services	735	185	6,855
Travel	634	-	9,733
Write-off of software development costs	-	-	8,675
	105,826	112,069	1,547,349

Provision for income taxes	-	-	-

NET LOSS	$105,826	$112,069	$1,547,349

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
-BASIC AND DILUTED	33,416,184	36,226,663

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
			INCEPTION
	YEAR	YEAR	(AUGUST 17,
	ENDED	ENDED	1999) TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(105,826)	$(112,069)	$(1,547,349)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	-	-	78,000
Shares issued to extend license agreement	-	-	293,000
Accretion of discount on convertible debentures	-	-	260,000
Changes in non-cash working capital items:
Decrease in prepaid expenses	-	50	-
Increase in accounts payable and accrued liabilities	35,168	19,392	608,468
Increase in accounts payable and accrued liabilities–related parties	50,915	60,848	128,785
Increase in accrued interest payable	6,355	3,418	9,773

Net cash used in operating activities	(13,388)	(28,361)	(160,648)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	-	(8,675)

Net cash used in investing activities	-	-	(8,675)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	-	75,000
Proceeds from loans payable, net of repayments	13,225	26,100	94,325

Net cash provided by financing activities	13,225	26,100	169,325

NET INCREASE (DECREASE) IN CASH	(163)	(2,261)	2

CASH, BEGINNING OF PERIOD	165	2,426	-

CASH, END OF PERIOD	$2	$165	$2

Supplemental Disclosure with respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM AUGUST 17, 1999 (INCEPTION) TO DECEMBER 31, 2008

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

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM AUGUST 17, 1999 (INCEPTION) TO DECEMBER 31, 2008

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
		PAR	PAID-IN	SUBSCRIPTION	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Stock issued on settlement of
accrued interest payable on
convertible notes payable	1,560,000	1,560	76,440	-	-	78,000

Net loss for the year	-	-	-	-	(419,165)	(419,165)

Balance, December 31, 2006	36,226,663	36,227	929,773	-	(1,329,454)	(363,454)

Net loss for the year	-	-	-	-	(112,069)	(112,069)

Balance, December 31, 2007	36,226,663	36,227	929,773	-	(1,441,523)	(475,523)

Cancellation of stock	(5,545,000)	(5,545)	5,545	-	-	-

Net loss for the year	-	-	-	-	(105,826)	(105,826)

Balance, December 31, 2008	30,681,663	$30,682	$935,318	$-	$(1,547,349)	$(581,349)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Stated in U.S. Dollars)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Balsam Ventures, Inc. (the “Company”) was incorporated on August 17, 1999 in the State of Nevada. The Company was in the business of developing and marketing a patented, proprietary technology for self-chilling beverage containers (the “Cool Can Technology”) that it had licensed in 2004 until it was advised that the patents for the Cool Can Technology had expired. The Company settled its rights under the Agreement (see Note 9) in exchange for (1) the surrender for cancellation of the remaining 5,545,000 shares of common stock of the Company which were issued to the Licensor under the Agreement and still held by the Licensor and (2) the assignment of indebtedness owed to the Licensor of approximately $612,000 plus accrued interest to the Company (see Note 5). The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,547,349 for the period from inception (August 17, 1999) to December 31, 2008, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008
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

(c) Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At December 31, 2008 and 2007, the Company had no cash equivalents.

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

DECEMBER 31, 2008
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

(f) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of December 31, 2008 and 2007, there were no potentially dilutive securities outstanding.

(g) Development stage

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

(h) Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(i) Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB Staff Position 157-2 (“FSP SFAS 157-2”) delayed the effective date of SFAS No.157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Recent accounting pronouncements (continued)

SFAS No.157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

(j) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Stated in U.S. Dollars)

4.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from operations was $Nil for the years ended December 31, 2008 and 2007. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes as a result of the following:

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31,	DECEMBER 31,
	2008	2007

Loss for the period	$(105,826)	$(112,069)

Computed “expected” tax benefit	(35,981)	(38,103)
Change in valuation allowance	35,981	38,103

Income tax recovery	$-	$-

The following is a summary of deferred taxes at December 31:

	2008	2007

Deferred tax assets:
Net operating loss carry forwards	526,098	490,117
Valuation allowance	(526,098)	(490,117)

Income tax recovery	$-	$-

The Company has incurred operating losses of $1,547,349 which, if unutilized, will expire through 2028.

5.	LOANS RECEIVABLE

On June 30, 2008, the Company settled its rights under the Agreement (see Note 9) whereby the licensor assigned loans receivable totalling $612,000 plus accrued interest to the Company. Management determined that the fair value of the loans was in doubt due the uncertainty of the collectibility of the loans and as a result, did not record the assignment of the loans receivable on its books.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Stated in U.S. Dollars)

6.	LOANS PAYABLE

During the year ended December 31, 2008, several loans were granted from a third party company totalling $6,925. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the year ended December 31, 2008 totalled $393.

During the year ended December 31, 2007, two loans were granted from a third party company for $60,000 and $4,100, respectively. The first loan bears interest at 8% per annum, compounded annually and was due April 19, 2008. On April 19, 2008, the first loan was verbally extended with the same terms and is due on demand. The second loan bears interest at 10%, compounded annually and is due on demand. Interest expense accrued for the year ended December 31, 2008 and 2007 totalled $5,495 and $3,418.

7.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At December 31, 2008 and 2007, included in accounts payable and accrued liabilities –related parties is $8,005 and $8,090, respectively, owed to a director and officer.

At December 31, 2008 and 2007, included in accounts payable and accrued liabilities –related parties is $315,780 and $255,780, respectively, owed to a shareholder for consulting fees and reimbursement of expenses. Consulting fees for the year ended December 31, 2008 and 2007 were $51,000 and $60,000, respectively.

Loans payable

During the year ended December 31, 2008, several loans were granted from a shareholder totalling $6,300. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the year ended December 31, 2008 totalled $467.

During the period ended December 31, 2006, a series of loans totalling $46,601 were granted from a shareholder. During the year ended December 31, 2007, an additional $5,000 was granted. The loans are non-interest bearing, unsecured and due on demand.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008
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

On June 30, 2008, the Company cancelled 5,545,000 common shares surrendered when it settled its rights under the Agreement (see Note 9) which were issued to the Licensor under the Agreement.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Stated in U.S. Dollars)

9.	LICENSE AGREEMENT

Pursuant to an exclusive license agreement (the “Agreement”) with NorPac Technologies, Inc (formerly Cool Can Technologies, Inc.) (the “Licensor”), dated November 30, 2003, the Company acquired the exclusive right and license (the “License”), for a period of 40 years, to use, commercialize and exploit the Licensor’s proprietary trademarks, patents, process information, technical information, designs and drawings associated with the Licensor’s self-chilling beverage containers technology (the “Cool Can Technology”), including the right to manufacture, use and sell apparatus and products embodying the Technology within the countries comprising the European Union and the People’s Republic of China. The Company also had the right to sub-license the right to manufacture, use and sell products embodying the Cool Can Technology.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Stated in U.S. Dollars)

9.	LICENSE AGREEMENT (continued)

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

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

			CUMULATIVE
			FROM
			INCEPTION
	YEAR	YEAR	(AUGUST 17,
	ENDED	ENDED	1999) TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2008	2007	2008

Cash paid for:
Interest	$-	$-	$1,112
Income taxes	$-	$-	$-

Non-cash transaction:

During the year ended December 31, 2008, the Company settled its rights under an Agreement which included the surrender for cancellation of the remaining 5,545,000 shares of common stock of the Company which were issued to the Licensor under the Agreement and still held by the Licensor (see Note 9).

During the year ended December 31, 2007, the Company reclassified a total of $195,000 from accounts payable to accounts payable –related parties to better reflect the nature of the transactions.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Stated in U.S. Dollars)

11.	SEGMENT INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organization structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

12.	SUBSEQUENT EVENTS

On January 29, 2009 and April 8, 2009, two loans were granted from a third party company totaling $7,075. The loans bear interest at 10%, compounded annually and are due on demand.

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

There were no disagreements between us and Telford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford, would have caused them to make reference to the subject matter of the disagreement in connection with their reports for the financial statements.

ITEM 9A(T).        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
John Boschert	39	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer & Director

John Boschert is our President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer and our sole director. Mr. Boschert is a self-employed business consultant. Over the past five years, Mr. Boschert has also served as an officer or director of the following publicly traded companies:
                      - Blackstone Lake Minerals Inc. (OTCBB)
                      - Exploration Drilling International Inc. (OTCBB)
                      - Clyvia Inc. (OTCBB)
                      - Vitavea Inc. (OTCBB)

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, we believe that, except as otherwise described below, during the last fiscal year, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Known Failures to
	Number of Late	Transactions Not	File a Required
Name and Principal Position	Reports	Timely Reported	Form
John Boschert	None	None	None
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and a
Director
NorPac Technologies, Inc.	One	One	One
Former beneficial owner of greater than 10% of
our outstanding shares of common stock.

ITEM 11.            EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

We did not pay any compensation to our sole executive officer and director during the fiscal years ended December 31, 2008 and 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at December 31, 2008, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	John Boschert, Director, President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer	8,403,360	27.4%
5% SHAREHOLDERS
Common Stock	John Boschert, Director, President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer Suite 16036, Urbanizacion Marbella, Calle 47 y Ave., Aquilino de la Guardia Edifico Ocean Plaza - Planta Baja, Panama, Republic of Panama	8,403,360	27.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2009. As of March 31, 2009, there were 30,681,663 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as otherwise described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(a)	any director or officer;
(b)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
(c)	any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in-law, of any of the foregoing.

On June 30, 2008, we entered into a Release Agreement with NorPac Technologies, Inc. (“NorPac”), a former beneficial holder of more than 5% of our issued and outstanding shares. Under the terms of the Release Agreement, we released NorPac from any legal claims and liabilities in connection with a license agreement dated November 30, 2003, and as amended on January 12, 2006, (collectively, the “Release”) between us and NorPac. Under the terms of the License Agreement, NorPac had granted a license to us over its Cool Can Technology. However, NorPac’s patents over this technology expired. In exchange for our releasing NorPac from its obligations under the License Agreement, NorPac:

(c)	surrendered for cancellation the remaining 5,545,000 shares of our common stock which had been issued to NorPac under terms of the License Agreement and still owned by NorPac; and

(d)

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

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$10,000	$10,960
Audit-Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$10,000	$10,960

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Exclusive License Agreement dated November 30, 2003 with NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.)(2)

10.2	Extension Agreement dated January 16, 2006 with NorPac Technologies, Inc.(4)

10.3	Loan Agreement dated April 19, 2007 between Balsam Ventures, Inc. and Black Pointe Holdings Inc.(5)

10.4	Promissory Note executed by Balsam Ventures, Inc. dated as of April 19, 2007.(5)

10.5	Release Agreement dated June 30, 2008 between Balsam Ventures, Inc. and NorPac Technologies, Inc.(7)

14.1	Code of Ethics.(3)

16.1	Letter of Telford Sadovnick, PLLC.(6)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(3)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB on May 17, 2005.
(4)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on January 19, 2006.
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on April 23, 2007.
(6)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on November 2, 2007.
(7)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on July 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALSAM VENTURES, INC.

Date:	April 14, 2009	By:	/s/ John Boschert
JOHN BOSCHERT
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 14, 2009	By:	/s/ John Boschert
JOHN BOSCHERT
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)