Form 10-Q
period 2009-03-31
BALSAM VENTURES INC
filed 2009-05-15
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-32011

BALSAM VENTURES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	52-2219056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 410-103 East Holly Street, National Bank Building
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 306-1133
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes[ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.[ ]Yes[ ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[X] Yes[ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2009, the Registrant had 30,681,663 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Balsam” and the “Company” mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

		MARCH 31,	DECEMBER 31,
		2009	2008
		(unaudited)

ASSETS

Current Assets
Cash		$43	$2
Deferred tax asset, less valuation allowance of $533,497 (2008 -$526,098 )		-	-

Total Assets		$43	$2

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities		$123,285	$118,867
Accounts payable and accrued liabilities –related parties (Note 6)		338,773	323,785
Loans payable (Note 5 and 6)		141,097	138,699

Total Current Liabilities		603,155	581,351

Commitments and Contractual Obligations (Note 8)

Stockholders’ Deficiency
Common Stock (Note 7)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
March 31, 2009	- 30,681,663 common shares
December 31, 2008	- 30,681,663 common shares	30,682	30,682
Additional paid-in capital		935,318	935,318
Deficit accumulated during the development stage		(1,569,112)	(1,547,349)

Total Stockholders’ Deficiency		(603,112)	(581,349)

Total Liabilities and Stockholders’ Deficiency		$43	$2

Subsequent Event (Note 11)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2009	2008	2009

EXPENSES

Accretion of discount on convertible notes	$-	$-	$260,000
Bank charges and interest	1,785	1,395	91,513
Consulting services	15,000	15,000	531,947
Domain registration	-	-	436
Foreign exchange gain	(735)	(450)	(1,808)
License and royalty payments	-	-	328,000
Office and sundry	5	375	16,694
Professional fees	5,585	15,331	298,685
Regulatory	98	-	18,357
Stock transfer services	25	255	6,880
Travel	-	-	9,733
Write-off of software development costs	-	-	8,675
	21,763	31,906	1,569,112

Provision for income taxes	-	-	-

NET LOSS	$21,763	$31,906	$1,569,112

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
-BASIC AND DILUTED	30,681,663	36,226,663

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(21,763)	$(31,906)	$(1,569,112)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	-	-	78,000
Shares issued to extend license agreement	-	-	293,000
Accretion of discount on convertible debentures	-	-	260,000
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	4,418	13,386	612,886
Increase in accounts payable and accrued liabilities–related parties	14,988	14,984	143,773
Increase in accrued interest payable	1,723	1,325	11,496

Net cash used in operating activities	(634)	(2,211)	(161,282)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	-	(8,675)

Net cash used in investing activities	-	-	(8,675)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	-	75,000
Proceeds from loans payable, net of repayments	675	2,500	95,000

Net cash provided by financing activities	675	2,500	170,000

NET INCREASE IN CASH	41	289	43

CASH, BEGINNING OF PERIOD	2	165	-

CASH, END OF PERIOD	$43	$454	$43

Supplemental Disclosure with respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at March 31, 2009 and for all periods presented, have been included. Interim results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,569,112 for the period from inception (August 17, 1999) to March 31, 2009, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At March 31, 2009 and December 31, 2008, the Company had no cash equivalents.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
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

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of March 31, 2009 and 2008, there were no potentially dilutive securities outstanding.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
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

During the year ended December 31, 2008, several loans were granted from a third party company totalling $6,925. During the three months ended March 31, 2009, an additional $675 was granted from the same party. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the three months ended March 31, 2009 and 2008 totalled $176 and $0, respectively.

During the year ended December 31, 2007, two loans were granted from a third party company for $60,000 and $4,100, respectively. The first loan bears interest at 8% per annum, compounded annually and was due April 19, 2008. On April 19, 2008, the first loan was verbally extended with the same terms and is due on demand. The second loan bears interest at 10%, compounded annually and is due on demand. Interest expense accrued for the three months ended March 31, 2009 and 2008 totalled $1,389 and $1,296, respectively.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At March 31, 2009 and December 31, 2008, included in accounts payable and accrued liabilities – related parties is $7,993 and $8,005, respectively, owed to a director and officer.

At March 31, 2009 and December 31, 2008, included in accounts payable and accrued liabilities – related parties is $330,780 and $315,780, respectively, owed to a shareholder for consulting fees and reimbursement of expenses. Consulting fees for the three months ended March 31, 2009 and 2008 were $15,000 and $15,000, respectively.

Loans payable

During the year ended December 31, 2008, several loans were granted from a shareholder totalling $6,300. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the three months ended March 31, 2009 and 2008 totalled $158 and $29, respectively.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

7.	COMMON STOCK (continued)

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	LICENSE AGREEMENT (continued)

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

CUMULATIVE
FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2009	2008	2009

Cash paid for:
Interest	$-	$-	$1,112
Income taxes	$-	$-	$-

Non-cash transaction:

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

10.	SEGMENT INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organization structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

11.	SUBSEQUENT EVENT

On April 8, 2009, a loan was granted from a third party company totaling $6,500. The loan bears interest at 10%, compounded annually and is due on demand.

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

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at March 31, 2009, we currently have a working capital deficit of $603,112 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities and Exchange Act (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity. Currently, we do not have any financial arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Three Months Summary

			Percentage Increase / (Decrease)
	Three Months Ended March 31
	2009	2008
Revenue	$-	$-	n/a
Expenses	(21,763)	(31,906)	(31.8)%
Net Income (Loss)	$(21,763)	$(31,906)	(31.8)%

Revenue

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations.

Expenses

Our expenses for the quarterly periods ended March 31, 2009 and 2008 consisted of the following:

			Percentage Increase / (Decrease)
	Three Months Ended March 31
	2009	2008
Bank Charges and Interest	$1,785	$1,395	28.0%
Consulting Services	15,000	15,000	n/a
Foreign Exchange Loss (Gain)	(735)	(450)	63.3%
Office and Sundry	5	375	(98.7)%
Professional Fees	5,585	15,331	(63.5)%
Regulatory	98	-	n/a
Stock Transfer Services	25	255	(90.2)%
Total Operating Expenses	$21,763	$31,906	(31.8)%

Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

Professional fees for the periods presented represent fees incurred in respect of legal and audit services provided in connection with meeting our ongoing reporting obligations under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage Increase / (Decrease)
	At March 31, 2009	At December 31, 2008
Current Assets	$43	$2	2,050.0%
Current Liabilities	(603,155)	(581,351)	3.8%
Working Capital (Deficit)	$(603,112)	$(581,349)	3.7%

Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Cash Flows (Used In) Operating Activities	$(634)	$(2,211)
Cash Flows (Used in) Investing Activities	-	-
Cash Flows From Financing Activities	675	2,500
Net Increase (Decrease) In Cash During Period	$41	$289

Our working capital deficit increased during the three months ended March 31, 2009 primarily as a result of an increase in accounts payable due to a lack of capital to meet our ongoing expenditures. During the three months ended March 31, 2009, we received loans totaling $675. The loans bear interest at a rate of 10%, compounded annually and are due on demand. Subsequent to the three months ended March 31, 2009, we received a loan of $6,500 from a third party company. The loan bears interest at a rate of 10%, compounded annually and is due on demand.

Future Financings

From inception to March 31, 2009, we have suffered cumulative losses in the amount of $1,569,112. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during quarter ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have suffered recurring losses and net cash out flows from our activities. To date, we have funded our activities through issuances of our common stock, related party loans and the support of creditors. There are no assurances that we will be able to obtain financing sufficient to support our ongoing activities. As a result, Davidson & Company LLP, Chartered Accountants, our independent auditors, expressed a substantial doubt about our ability to continue as a going concern in their audit report on our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 14, 2009.

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

BALSAM VENTURES, INC.

Date:	May 14, 2009	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)