Form 10-Q
period 2009-06-30
BALSAM VENTURES INC
filed 2009-08-19
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files). [   ] Yes    [  ] No

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
[X] Yes    [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2009, the Registrant had 1,534,089 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Balsam” and the “Company” mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JUNE 30,	DECEMBER 31,
	2009	2008
	(unaudited)

ASSETS

Current Assets
Cash	$1,521	$2
Deferred tax asset, less valuation allowance of $544,691 (2008 -$526,098 )	-

Total Assets	$1,521	$2

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$123,871	$118,867
Accounts payable and accrued liabilities –related parties (Note 6)	353,877	323,785
Loans payable (Note 5 and 6)	159,507	138,699

Total Current Liabilities	637,255	581,351

Commitments and Contractual Obligations (Note 8)

Stockholders’ Deficiency
Common Stock (Note 7)
Authorized:
5,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
June 30, 2009 - 1,534,089 common shares
December 31, 2008 - 1,534,089 common shares	1,534	1,534
Additional paid-in capital	964,466	964,466
Deficit accumulated during the development stage	(1,601,734)	(1,547,349)

Total Stockholders’ Deficiency	(635,734)	(581,349)

Total Liabilities and Stockholders’ Deficiency	$1,521	$2

Subsequent Event (Note 11)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
	THREE	THREE	SIX	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	ENDED	ENDED	1999) TO
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2009	2008	2009	2008	2009

EXPENSES

Accretion of discount on
convertible notes	$-	$-	$-	$-	$260,000
Bank charges and interest	2,175	1,621	3,960	3,016	93,688
Consulting services	15,000	15,000	30,000	30,000	546,947
Domain registration	-	-	-	-	436
Foreign exchange gain	1,914	(8)	1,179	(458)	106
License and royalty payments	-	-	-	-	328,000
Office and sundry	479	1,458	484	1,833	17,173
Professional fees	11,617	9,087	17,202	24,418	310,302
Regulatory	1,312	-	1,410	-	19,669
Stock transfer services	125	100	150	355	7,005
Travel	-	525	-	525	9,733
Write-off of software
development costs	-	-	-	-	8,675
	32,622	27,783	54,385	59,689	1,601,734

Provision for income taxes	-	-	-	-	-

NET LOSS	$32,622	$27,783	$54,385	$59,689	$1,601,734

BASIC AND DILUTED NET
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
-BASIC AND DILUTED	1,534,089	1,809,810	1,534,089	1,808,286

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
	SIX	SIX	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	JUNE 30,	JUNE 30,	JUNE 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(54,385)	$(59,689)	$(1,601,734)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	-	-	78,000
Shares issued to extend license agreement	-	-	293,000
Accretion of discount on convertible debentures	-	-	260,000
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	5,004	15,638	613,472
Increase in accounts payable and accrued liabilities–related parties	30,092	29,987	158,877
Increase in accrued interest payable	3,833	2,897	13,606

Net cash used in operating activities	(15,456)	(11,167)	(176,104)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	-	(8,675)

Net cash used in investing activities	-	-	(8,675)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	-	75,000
Proceeds from loans payable, net of repayments	16,975	11,200	111,300

Net cash provided by financing activities	16,975	11,200	186,300

NET INCREASE IN CASH	1,519	33	1,521

CASH, BEGINNING OF PERIOD	2	165	-

CASH, END OF PERIOD	$1,521	$198	$1,521

Supplemental Disclosure with respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Balsam Ventures, Inc. (the “Company”) was incorporated on August 17, 1999 in the State of Nevada. The Company was in the business of developing and marketing a patented, proprietary technology for self-chilling beverage containers (the “Cool Can Technology”) that it had licensed in 2004 until it was advised that the patents for the Cool Can Technology had expired. The Company settled its rights under the Agreement (see Note 8) in exchange for (1) the surrender for cancellation of the remaining 277,250 shares of common stock of the Company which were issued to the Licensor under the Agreement and still held by the Licensor and (2) the assignment of indebtedness owed to the Licensor of approximately $612,000 plus accrued interest to the Company (see Note 4). The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

The Company is considered to be in the development stage. The accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has not yet generated any revenue from operations.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at June 30, 2009 and for all periods presented, have been included. Interim results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,601,734 for the period from inception (August 17, 1999) to June 30, 2009, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At June 30, 2009 and December 31, 2008, the Company had no cash equivalents.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
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

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of June 30, 2009 and 2008, there were no potentially dilutive securities outstanding.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
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

During the year ended December 31, 2008, several loans were granted from a third party company totalling $6,925. During the six months ended June 30, 2009, an additional $16,975 was granted from the same party. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the three months ended June 30, 2009 and 2008 totalled $453 and $62, respectively. Interest expense accrued for the six months ended June 30, 2009 and 2008 totalled $629 and $62, respectively.

During the year ended December 31, 2007, two loans were granted from a third party company for $60,000 and $4,100, respectively. The first loan bears interest at 8% per annum, compounded annually and was due April 19, 2008. On April 19, 2008, the first loan was verbally extended with the same terms and is due on demand. The second loan bears interest at 10%, compounded annually and is due on demand. Interest expense accrued for the three months ended June 30, 2009 and 2008 totalled $1,487 and $1,374, respectively. Interest expense accrued for the six months ended June 30, 2009 and 2008 totalled $2,876 and $2,670, respectively.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At June 30, 2009 and December 31, 2008, included in accounts payable and accrued liabilities – related parties is $8,097 and $8,005, respectively, owed to a director and officer.

At June 30, 2009 and December 31, 2008, included in accounts payable and accrued liabilities – related parties is $345,780 and $315,780, respectively, owed to a shareholder for consulting fees and reimbursement of expenses. Consulting fees for the three months ended June 30, 2009 and 2008 were $15,000 and $15,000, respectively. Consulting fees for the six months ended June 30, 2009 and 2008 were $30,000 and $30,000, respectively.

Loans payable

During the year ended December 31, 2008, several loans were granted from a shareholder totalling $6,300. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the three months ended June 30, 2009 and 2008 totalled $170 and $136, respectively. Interest expense accrued for the six months ended June 30, 2009 and 2008 totalled $328 and $165, respectively.

During the period ended December 31, 2006, a series of loans totalling $46,601 were granted from a shareholder. During the year ended December 31, 2007, an additional $5,000 was granted. The loans are non-interest bearing, unsecured and due on demand.

7.	COMMON STOCK

The Company’s articles of incorporation allow it to issue up to 5,000,000 shares of common stock, par value $0.001. Effective April 3, 2002, the Company effected a stock split of its common stock by issuing two new shares for every one old share. Effective June 29, 2009, the Company effected a reverse stock split of its common stock by decreasing the number of issued and outstanding shares of common stock on a one for twenty (1:20) basis. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

On August 17, 1999, the Company issued 500,000 shares of its common stock for proceeds of $5,000 in a private placement transaction.

On October 29, 1999, the Company issued 500,000 shares of its common stock for proceeds of $50,000 in a private placement transaction.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

7.	COMMON STOCK (continued)

On December 24, 1999, the Company issued 10,000 shares of its common stock for proceeds of $20,000 in a private placement transaction.

On November 18, 2003, the Company issued 15,000 shares of its common stock with a value of $63,000 to initiate and extend the arrangement for a chilling beverage container technology.

On May 18, 2004, the Company issued 250,000 shares of its common stock with a value of $200,000, as consideration for a license.

On January 14, 2006, the Company issued 25,000 shares of its common stock with a value of $30,000, as consideration for the extension of a license.

On October 1, 2006, the Company issued 433,339 common shares, with a value of $260,000 on conversion of convertible notes payable.

On October 1, 2006, the Company issued 78,000 common shares, with a value of $78,000 for settlement of accrued interest payable on $260,000 convertible notes payable.

On June 30, 2008, the Company cancelled 277,250 common shares surrendered when it settled its rights under the Agreement (see Note 8) which were issued to the Licensor under the Agreement.

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

In consideration for the Agreement, the Company agreed to:

a) issue 250,000 restricted shares of its common stock (issued in 2004);

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	LICENSE AGREEMENT (continued)

	b)	pay royalties on the following basis:

		i)	a sales royalty equal to 2% of gross profits from sales of all apparatus and/or commercial goods or products incorporating the Cool Can Technology;

		ii)	a license royalty equal to 5% of revenues received from sub-licensing the Cool Can Technology, and;

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

In consideration for the Extension Agreement, the Company agreed to:

a)	issue 25,000 shares of its common stock (issued in 2006);

b)	pay $20,000 on or before January 31, 2006 (paid 2006).

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

The Company has been advised that the patents for the Cool Can Technology have, in fact expired. On June 30, 2008, the Company settled its rights under Agreement in exchange for (1) the surrender for cancellation of the remaining 277,250 shares of common stock of the Company which were issued to the Licensor under the Agreement and still held by the Licensor and (2) the assignment of indebtedness owed to the Licensor of approximately $612,000 plus accrued interest to the Company.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

CUMULATIVE
FROM
	SIX	SIX	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	JUNE 30,	JUNE 30,	JUNE 30,
	2009	2008	2009

Cash paid for:
Interest	$6	$-	$1,118
Income taxes	$-	$-	$-

Non-cash transaction:

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

10.	SEGMENT INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organization structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

11.	SUBSEQUENT EVENT

On July 29, 2009, a loan was granted from a third party company totaling $200. The loan bears interest at 10%, compounded annually and is due on demand.

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

We currently have no business operations and minimal assets. We are in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. Our ability to seek out and acquire an alternative business opportunity is subject to our obtaining additional financing, of which there is no assurance.

Recent Corporate Developments

Since our quarter ended December 31, 2008, we experienced the following significant corporate developments:

1.

Effective June 29, 2009, we amended our Articles of Incorporation in accordance with Article 78.207 of Chapter 78 of the Nevada Revised Statutes by decreasing our issued and authorized common stock on a one-for-twenty basis (the “Reverse Split”). Accordingly, the authorized capital of common stock has been decreased from 100,000,000 shares, par value $0.001 per share, to 5,000,000 shares, par value $0.001 per share, and the issued and outstanding shares were decreased correspondingly on a one-for-twenty basis. As a result of the Reverse Split, the number of shares of our common stock outstanding was decreased correspondingly from 30,681,663 shares to approximately 1,534,089 shares.

2.	Effective July 9, 2009, as a result of the Reverse Split, our trading symbol on the OTC Bulletin Board changed from "BSLV" to “BSVN.”

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at June 30, 2009, we currently have a working capital deficit of $635,734 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the

Exchange Act. In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity. Currently, we do not have any financial arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(32,622)	(27,783)	17.4%	(54,385)	(59,689)	(8.9%)

Net Loss	$(32,622)	$(27,783)	17.4%	$(54,385)	$(59,689)	(8.9%)

Revenue

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations.

Expenses

Our expenses for the quarterly periods ended June 30, 2009 and 2008 consisted of the following:

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	June 30		Increase /	June 30		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Bank Charges and Interest	$2,175	$1,621	34.2%	$3,960	$3,016	31.3%
Consulting Services	15,000	15,000	n/a	30,000	30,000	n/a
Foreign Exchange Loss	1,914	(8)	24,025.0%	1,179	(458)	357.4%
(Gain)
Office and Sundry	479	1,458	(67.1%)	484	1,833	(73.6%)
Professional Fees	11,617	9,087	27.8%	17,202	24,418	(29.6%)
Regulatory	1,312	-	100.0%	1,410	-	100.0%
Stock Transfer Services	125	100	25.0%	150	355	(57.7%)
Travel	-	525	(100%)	-	525	(100%)
Total Operating Expenses	$32,622	$27,783	17.4%	$54,385	$59,689	(8.9%)

Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

Professional fees for the periods presented represent fees incurred in respect of legal and audit services provided in connection with meeting our ongoing reporting obligations under the Exchange

Act. Our professional fees increased during the quarter ended June 30, 2009 primarily as a result of fees incurred in connection with completing our Reverse Split.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2009	At December 31, 2008	Increase / (Decrease)
Current Assets	$1,521	$2	75,950.0%
Current Liabilities	(637,255)	(581,351)	9.6%
Working Capital Deficit	$(635,734)	$(581,349)	9.4%

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Cash Flows (Used In) Operating Activities	$(15,456)	$(11,167)
Cash Flows (Used in) Investing Activities	-	-
Cash Flows From Financing Activities	16,975	11,200
Net Increase (Decrease) In Cash During Period	$1,519	$33

Our working capital deficit increased during the six months ended June 30, 2009 primarily as a result of an increase in accounts payable due to a lack of capital to meet our ongoing expenditures. During the six months ended June 30, 2009, we received loans totaling $16,975. The loans bear interest at a rate of 10%, compounded annually and are due on demand. Subsequent to the six months ended June 30, 2009, we received a loan of $200 from a third party company. The loan bears interest at a rate of 10%, compounded annually and is due on demand.

Future Financings

From inception to June 30, 2009, we have suffered cumulative losses in the amount of $1,601,734. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.              CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during quarter ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have suffered recurring losses and net cash out flows from our activities. To date, we have funded our activities through issuances of our common stock, related party loans and the support of creditors. There are no assurances that we will be able to obtain financing sufficient to support our ongoing activities. As a result, our independent auditors, expressed a substantial doubt about our ability to continue as a going concern in their audit report on our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.

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

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                 OTHER INFORMATION.

None.

ITEM 6.                 EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 5,000,000 shares (1-for-20 Reverse Stock Split).(8)

3.3	Bylaws.(1)

10.1	Exclusive License Agreement dated November 30, 2003 with NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.)(2)

10.2	Extension Agreement dated January 16, 2006 with NorPac Technologies, Inc.(4)

10.3	Loan Agreement dated April 19, 2007 between Balsam Ventures, Inc. and Black Pointe Holdings Inc.(5)

10.4	Promissory Note executed by Balsam Ventures, Inc. dated as of April 19, 2007.(5)

10.5	Release Agreement dated June 30, 2008 between Balsam Ventures, Inc. and NorPac Technologies, Inc.(7)

14.1	Code of Ethics.(3)

16.1	Letter of Telford Sadovnick, PLLC.(6)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an Exhibit to our Form SB-2 Registration Statement originally filed with the SEC on March 30, 2000.
(2)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2004.
(3)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB on May 17, 2005.
(4)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on January 19, 2006.
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on April 23, 2007.
(6)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on November 2, 2007.
(7)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on July 7, 2008.
(8)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on July 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALSAM VENTURES, INC.

Date:	August 19, 2009	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)