Form 10-Q
period 2009-09-30
BALSAM VENTURES INC
filed 2009-11-16
CIK 1103092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-32011

BALSAM VENTURES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	52-2219056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 East Holly Street, #410, National Bank Building
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ x ] Yes    [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2009, the Registrant had 1,534,089 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Balsam” and the “Company” mean Balsam Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

BALSAM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

(Stated in U.S. Dollars)

BALSAM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(unaudited)

ASSETS

Current Assets
Cash	$451	$2
Deferred tax asset, less valuation allowance of $553,045 (2008 -$526,098 )	-	-

Total Assets	$451	$2

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$124,026	$118,867
Accounts payable and accrued liabilities –related parties (Note 6)	368,836	323,785
Loans payable (Note 5 and 6)	168,193	138,699

Total Current Liabilities	661,055	581,351

Commitments and Contractual Obligations (Note 8)

Stockholders’ Deficiency
Common Stock (Note 7)
Authorized:
5,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
September 30, 2009 - 1,534,106 common shares
December 31, 2008 - 1,534,106 common shares	1,534	1,534
Additional paid-in capital	964,466	964,466
Deficit accumulated during the development stage	(1,626,604)	(1,547,349)

Total Stockholders’ Deficiency	(660,604)	(581,349)

Total Liabilities and Stockholders’ Deficiency	$451	$2

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	ENDED	ENDED	1999) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2009	2008	2009	2008	2009

EXPENSES

Accretion of discount on
convertible notes	$-	$-	$-	$-	$260,000
Bank charges and interest	2,439	1,821	6,399	4,837	96,127
Consulting services	15,000	15,000	45,000	45,000	561,947
Domain registration	-	-	-	-	436
Foreign exchange loss (gain)	2,024	(816)	3,203	(1,274)	2,130
License and royalty payments	-	-	-	-	328,000
Office and sundry	513	569	997	2,402	17,686
Professional fees	3,033	9,530	20,235	33,948	313,335
Regulatory	1,061	874	2,471	874	20,730
Stock transfer services	800	185	950	540	7,805
Travel	-	-	-	525	9,733
Write-off of software
development costs	-	-	-	-	8,675
	24,870	27,163	79,255	86,852	1,626,604

Provision for income taxes	-	-	-	-	-

NET LOSS	$24,870	$27,163	$79,255	$86,852	$1,626,604

BASIC AND DILUTED NET
LOSS PER SHARE	$(0.02)	$(0.02)	$(0.05)	$(0.050)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
-BASIC AND DILUTED	1,534,106	1,534,106	1,534,106	1,717,230

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(79,255)	$(86,852)	$(1,626,604)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of software development costs	-	-	8,675
Interest accrued on convertible notes payable	-	-	78,000
Shares issued to extend license agreement	-	-	293,000
Accretion of discount on convertible debentures	-	-	260,000
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	5,159	24,067	613,627
Increase in accounts payable and accrued liabilities–related parties	45,051	44,969	173,836
Increase in accrued interest payable	6,219	4,606	15,992

Net cash used in operating activities	(22,826)	(13,210)	(183,474)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	-	(8,675)

Net cash used in investing activities	-	-	(8,675)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	-	75,000
Proceeds from loans payable, net of repayments	23,275	13,075	117,600

Net cash provided by financing activities	23,275	13,075	192,600

NET INCREASE (DECREASE) IN CASH	449	(135)	451

CASH, BEGINNING OF PERIOD	2	165	-

CASH, END OF PERIOD	$451	$30	$451

The accompanying notes are an integral part of these financial statements.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2009 and for all periods presented, have been included. Interim results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,626,604 for the period from inception (August 17, 1999) to September 30, 2009, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At September 30, 2009 and December 31, 2008, the Company had no cash equivalents.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(f)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of September 30, 2009 and 2008, there were no potentially dilutive securities outstanding.

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

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105,”Generally Accepted Accounting Principles”(the Codification). The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s financial statements, it did not result in any impact on the Company’s results of operations, financial condition, or cash flows.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Recent accounting pronouncements (continued)

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third- party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its financial position and results of operations.

ASC 855-10-20, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Company’s third quarter ended September 30, 2009 and the adoption did not have an impact on the financial statements. See Note 11 for the required disclosures.

In April 2009, the FASB issued ASC 820-10-65 formerly FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. It also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. The accounting standard of codification applies to all assets and liabilities within the scope of ASC 820 and is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 320-10-65, formerly FASB Staff Position FAS 115-2, FAS 124- 2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). This accounting standard provides guidance related to determining the amount of an other- than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. It is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 320-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Recent accounting pronouncements (continued)

In April 2009, the FASB issued ASC 825-10-65, formerly FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

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

During the year ended December 31, 2008, several loans were granted from a third party company totalling $6,925. During the nine months ended September 30, 2009, an additional $23,275 was granted from the same party. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the three months ended September 30, 2009 and 2008 totalled $688 and $156, respectively. Interest expense accrued for the nine months ended September 30, 2009 and 2008 totalled $1,317 and $219, respectively.

During the year ended December 31, 2007, two loans were granted from a third party company for $60,000 and $4,100, respectively. The first loan bears interest at 8% per annum, compounded annually and was due April 19, 2008. On April 19, 2008, the first loan was verbally extended with the same terms and is due on demand. The second loan bears interest at 10%, compounded annually and is due on demand. Interest expense accrued for the three months ended September 30, 2009 and 2008 totalled $1,525 and $1,410, respectively. Interest expense accrued for the nine months ended September 30, 2009 and 2008 totalled $4,401 and $4.079, respectively.

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At September 30, 2009 and December 31, 2008, included in accounts payable and accrued liabilities –related parties is $8,056 and $8,005, respectively, owed to a director and officer.

At September 30, 2009 and December 31, 2008, included in accounts payable and accrued liabilities –related parties is $360,780 and $315,780, respectively, owed to a shareholder for consulting fees and reimbursement of expenses. Consulting fees for the three months ended September 30, 2009 and 2008 were $15,000 and $15,000, respectively. Consulting fees for the nine months ended September 30, 2009 and 2008 were $45,000 and $45,000, respectively.

Loans payable

During the year ended December 31, 2008, several loans were granted from a shareholder totalling $6,300. The loans bear interest at 10% per annum, compounded annually and are due on demand. Interest expense accrued for the three months ended September 30, 2009 and 2008 totalled $173 and $143, respectively. Interest expense accrued for the nine months ended September 30, 2009 and 2008 totalled $501 and $308, respectively.

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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

BALSAM VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

CUMULATIVE
FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	(AUGUST 17,
	ENDED	ENDED	1999) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2009	2008	2009

Cash paid for:
Interest	$8	$-	$1,120
Income taxes	$-	$-	$-

Non-cash transaction:

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

10.	SEGMENT INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organization structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

11.	SUBSEQUENT EVENTS

There were no subsequent events as of November 13, 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We currently have no business operations and minimal assets. We are in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. Our ability to seek out and acquire an alternative business opportunity is subject to our obtaining financing, of which there is no assurance.

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at September 30, 2009, we currently have a working capital deficit of $660,604 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Exchange Act. In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity. Currently, we do not have any financial arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(24,870)	(27,163)	(8.4)%	(79,255)	(86,852)	(8.7)%
Net Loss	$(24,870)	$(27,163)	(8.4)%	$(79,255)	$(86,852)	(8.7)%

Revenue

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations.

Expenses

Our expenses for the quarterly periods ended September 30, 2009 and 2008 consisted of the following:

	Three Months Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2009	2008	Increase /	2009	2008	Increase /
			(Decrease)			(Decrease)
Bank Charges and Interest	$2,439	$1,821	33.9%	$6,399	$4,837	32.3%
Consulting Services	15,000	15,000	0.0%	45,000	45,000	0.0%
Foreign Exchange Loss	2,024	(816)	(348.0)%	3,203	(1,274)	(351.4)%
(Gain)
Office and Sundry	513	569	(9.8)%	997	2,402	(58.5)%
Professional Fees	3,033	9,530	(68.2)%	20,235	33,948	(40.4)%
Regulatory	1,061	874	21.4%	2,471	874	182.7%
Stock Transfer Services	800	185	332.4%	950	540	75.9%
Travel	-	-	0.0%	-	525	(100.0)%
Total Operating Expenses	$24,870	$27,163	(8.4)%	$79,255	$86,852	(8.7)%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2009	At December 31, 2008	Increase / (Decrease)
Current Assets	$451	$2	22,450.0%
Current Liabilities	(661,055)	(581,351)	13.7%
Working Capital Deficit	$(660,604)	$(581,349)	13.6%

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash Flows (Used In) Operating Activities	$(22,826)	$(13,210)
Cash Flows (Used in) Investing Activities	-	-
Cash Flows From Financing Activities	23,275	13,075
Net Increase (Decrease) In Cash During Period	$449	$(135)

Our working capital deficit increased during the nine months ended September 30, 2009 primarily as a result of an increase in accounts payable due to a lack of capital to meet our ongoing expenditures. During the nine months ended September 30, 2009, we received loans totaling $23,275 from a third party company. The loans bear interest at a rate of 10%, compounded annually and are due on demand.

Future Financings

From inception to September 30, 2009, we have suffered cumulative losses in the amount of $1,626,604. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

We do not have any financing agreement in place, and there is no assurance that we will be able to obtain financing if and when required. We anticipate that financing may come in the form of sales of shares of our common stock which may result in dilution to our current shareholders.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during quarter ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

BALSAM VENTURES, INC.

Date: November 16, 2009	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)